Form 10-Q
period 2002-12-31
PPOL INC
filed 2003-02-18
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one:
[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15
                    (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from             to
                                              -----------    -----------

                        Commission File Number 000-50065

                                   PPOL, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

        California                                        95-4436774
(State of  Incorporation)                      (IRS Employer Identification No.)

1 City Boulevard West, Suite 870, Orange, California         92868
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (714) 221-7250
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No
              ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                           17,994,920
-----------------------------                 ----------------------------------
         (Class)                             (Outstanding at February 13, 2002.)

                                   PPOL, Inc.
                       2002 Quarterly Report on Form 10-Q
                                Table of Contents

PART 1:                                                                        3

--------------------------------------------------------------------------------

ITEM 1:  FINANCIAL STATEMENTS                                                  3

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31 AND MARCH 31, 2002               3
CONSOLIDATED INCOME STATEMENT FOR THREE MONTHS ENDED DECEMBER 31, 2002
     AND 2001                                                                  4
CONSOLIDATED INCOME STATEMENT FOR NINE MONTHS ENDED DECEMBER 31, 2002
     AND 2001                                                                  5
CONSOLIDATED STATEMENT OF CASH FLOWS FOR NINE MONTHS ENDED
     DECEMBER 31, 2002 AND 2001                                                6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     7
ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            12
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           14
ITEM 4:  CONTROLS AND PROCEDURES                                              21

PART 2:                                                                       22
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    22
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            22
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      22
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22
ITEM 5:  OTHER INFORMATION                                                    22
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     22

SIGNATURES                                                                    23
--------------------------------------------------------------------------------

CERTIFICATIONS                                                                24
--------------------------------------------------------------------------------

CERTIFICATIONS                                                                25
--------------------------------------------------------------------------------

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002       26
--------------------------------------------------------------------------------


Part 1:

Item 1:  Financial Statements

                                   PPOL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        December 31,     March 31,
                                                           2002            2002
                                                       -------------   -------------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $ 14,313,481    $ 11,716,893
  Trade accounts receivable, net of allowance for
    doubtful accounts of $2,000 and $7,000                1,288,699       2,390,823
  Merchandise inventories                                 2,932,907       1,077,047
  Advance payments to related parties                                     1,987,008
  Advance payments                                        3,262,225
  Deferred costs                                          7,326,226      12,332,908
  Deferred income taxes                                   2,168,396       2,591,742
  Prepaid expenses and other current assets               1,375,720         354,514
                                                       -------------   -------------
          Total current assets                           32,667,654      32,450,935

  PROPERTY AND EQUIPMENT, net                             6,286,088       6,927,851
  DEFERRED INCOME TAXES                                     794,700         764,489
  LEASE DEPOSITS WITH RELATED PARTIES                       671,361         540,246
  OTHER ASSETS                                              820,524         925,701
                                                       -------------   -------------

                                                       $ 41,240,327     $ 41,609,222
                                                       =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, including related parties          $ 10,792,317    $ 12,731,466
  Advances received                                       8,706,806       2,342,533
  Deferred revenue                                       11,257,036      16,530,850
  Income taxes payable                                      309,199       1,458,752
  Other current liabilities                               1,116,744       1,899,017
                                                       -------------   -------------

          Total current liabilities                      32,182,102      34,962,618
                                                       -------------   -------------

SHAREHOLDERS' EQUITY:
  Common stock; $0.001 par value; 100,000,000 shares
   authorized; 17,994,920 (unaudited) and 17,095,174
   shares issued and outstanding at December 31 and
   March 31, 2002, respectively                              17,995          17,095
  Additional paid-in capital                              3,367,157       3,392,605
  Other comprehensive loss                               (1,299,096)     (1,762,118)
  Retained earnings                                       6,972,169       4,999,022
                                                       -------------   -------------

          Total shareholders' equity                      9,058,225        6,646,604
                                                       -------------   -------------

                                                       $ 41,240,327     $ 41,609,222
                                                       =============   =============

                 See accompanying notes to financial statements.

                                        3

                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                    Three months   Three months
                                                   ended December ended December
                                                     31, 2002       31, 2001
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
NET REVENUE:
  Product sales and network services               $ 27,590,133   $ 26,525,598
  Other on-line services                              4,649,824      3,325,101
                                                   -------------  -------------
          Total                                      32,239,957     29,850,699
                                                   -------------  -------------

COSTS AND EXPENSES:
  Cost of sales                                       7,182,110      6,373,400
  Distributor incentives                             16,593,086     16,740,910
  Selling, general and administrative expenses        6,537,395      5,273,906
                                                   -------------  -------------

          Total costs and expenses                   30,312,591     28,388,216
                                                   -------------  -------------

OPERATING INCOME                                      1,927,366      1,462,483

OTHER EXPENSE, net                                       55,879         13,792
                                                   -------------  -------------

INCOME BEFORE INCOME TAXES                            1,871,487      1,448,691
                                                   -------------  -------------

INCOME TAXES:
  Current                                               291,148        419,217
  Deferred                                              366,924        348,136
                                                   -------------  -------------

          Total income taxes                           658,072         767,353
                                                   -------------  -------------

NET INCOME                                            1,213,415        681,338

OTHER COMPREHENSIVE GAIN (LOSS) -
  Cumulative foreign currency translation               188,188       (654,390)
                                                   -------------  -------------

COMPREHENSIVE INCOME                               $  1,401,603   $     26,948
                                                   =============  =============
NET INCOME PER COMMON SHARE,
  Basic and diluted                                $       0.07   $       0.04
                                                   =============  =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                    17,994,920     17,095,174
                                                   =============  =============

                 See accompanying notes to financial statements.

                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                   Nine months     Nine months
                                                  ended December  ended December
                                                     31, 2002        31, 2001
                                                  -------------   -------------
                                                   (Unaudited)     (Unaudited)
NET REVENUE:
  Product sales and network services              $ 89,066,086    $ 80,054,428
  Other on-line services                            12,497,365       9,854,274
                                                  -------------   -------------
          Total                                    101,563,451      89,908,702
                                                  -------------   -------------

COSTS AND EXPENSES:
  Cost of sales                                     22,911,538      22,073,706
  Distributor incentives                            54,149,447      48,018,435
  Selling, general and administrative
    expenses                                        19,365,875      16,244,123
                                                  -------------   -------------

          Total costs and expenses                  96,426,860      86,336,264
                                                  -------------   -------------

OPERATING INCOME                                     5,136,591       3,572,438

OTHER EXPENSE, net
                                                        45,486          54,346
                                                  -------------   -------------

INCOME BEFORE INCOME TAXES                           5,091,105       3,518,092
                                                  -------------   -------------

INCOME TAXES:
  Current                                            1,776,014       1,802,697
  Deferred                                             393,135         217,542
                                                  -------------   -------------

          Total income taxes                         2,169,149       2,020,239
                                                  -------------   -------------

NET INCOME                                          2,921,956        1,497,853

OTHER COMPREHENSIVE GAIN (LOSS) -
  Cumulative foreign currency translation             463,022         (308,395)
                                                  -------------   -------------

COMPREHENSIVE INCOME                              $  3,384,978    $  1,189,458
                                                  =============   =============
NET INCOME PER COMMON SHARE,
  Basic and diluted                               $       0.17    $       0.09
                                                  =============   =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                   17,549,991      17,095,174
                                                  =============   =============

                 See accompanying notes to financial statements.

                                        PPOL, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  Nine months     Nine months
                                                                     ended            ended
                                                                  December 31,    December 31,
                                                                     2002             2001
                                                                 -------------   -------------
                                                                  (Unaudited)     (Unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                     $  2,921,956    $  1,497,853
                                                                 -------------   -------------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                 1,698,088       1,966,798
      Loss on sales/disposal of property and equipment                  8,316          79,695
      Deferred income taxes                                           393,135         217,542
      Loss on write-off of deposits                                    85,548
      Loss on write-down of software                                   95,839

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Trade accounts receivables                                    1,335,839         644,556
      Merchandise Inventories                                      (1,673,170)      1,242,063
      Advance payments to related parties                          (1,008,871)      1,096,010
      Deferred costs                                                6,234,638       2,234,625
      Prepaid expenses and other                                     (956,887)        (70,863)

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable, including related parties                  (3,308,192)     (6,233,533)
      Advances received                                             5,890,324       1,354,737
      Deferred revenue                                             (6,967,031)     (2,478,302)
      Income taxes payable                                         (1,276,455)     (1,531,161)
      Other current liabilities                                      (670,499)         93,501
                                                                 -------------   -------------

          Total adjustments                                          (119,378)     (1,384,332)
                                                                 -------------   -------------

          Net cash provided by (used for) operating activities      2,802,578         113,521
                                                                 -------------   -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Purchase of property and equipment                             (603,683)     (3,401,428)
      Net decrease in lease deposits                                        0         589,770
      Other assets                                                    (57,695)        (59,948)
                                                                 -------------   -------------

          Net cash used for investing activities                     (661,378)     (2,871,606)
                                                                 -------------   -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES -
      Short Term Borrowings                                                         2,448,600
      Dividends paid                                                 (948,809)       (942,711)
                                                                 -------------   -------------

                                                                     (948,809)      1,505,889
                                                                 -------------   -------------

EFFECTS OF EXCHANGE RATE                                            1,404,197        (370,022)
                                                                 -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                2,596,588      (1,622,218)
CASH AND CASH EQUIVALENTS, beginning of period                     11,716,893      10,914,661
                                                                 -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                         $ 14,313,481    $  9,292,443
                                                                 =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION -
      Income taxes paid                                          $  3,051,506    $  3,333,911
                                                                 =============   =============
      Interest paid                                              $      1,767    $      6,513
                                                                 =============   =============

                      See accompanying notes to financial statements.
                                            6

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION:

                  The unaudited financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the years ended March 31, 2002, 2001 and 2000 included in the Company's Form
                  10. The results of the nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year ending March 31, 2003.

         ORGANIZATION:

                  PPOL, Inc. ("PPOL") (formerly Diversified Strategies, Inc.), incorporated on May 19, 1993 in California, is primarily engaged in sales of multi-functional telecommunications equipment called MOJICO. The Company distributes MOJICO throughout Japan through a network marketing system. The Company has a network of registered distributors located throughout Japan that introduce purchasers to the Company. The Company operates in one operating segment.

                  Using MOJICO, the Company provides original telecommunication services called "Pan Pacific Online," including MOJICO bulletin board and mail services. The Company also provides various other on-line services through Pan Pacific Online such as ticket and mail-order services. These sales and services are provided in Japan.

                  On August 15, 2002, the Company amended its articles of incorporation to increase its authorized shares of common stock from 10,000,000 to 100,000,000, change its name to PPOL, Inc. and effected a 1 for 7 reverse stock split. All share data presented in these financial statements reflect the reverse stock split.

                  Effective April 1, 2002, AJOL Co., LTD. ("AJOL") was acquired by PPOL in a transaction accounted for as a reverse merger. The Company, upon closing of the transaction on August 15, 2002, issued 899,746 shares (post split) of its common stock for all of the issued and outstanding common stock of AJOL. These shares will be added into the outstanding shares of the Company on the date of the transaction, August 15, 2002; accordingly, they will then be included in the total common shares outstanding thereafter. For legal purposes, PPOL is the acquirer. For accounting purposes, AJOL has been treated as the acquirer and accordingly, AJOL is presented as the continuing entity, and the historical financial statements are those of AJOL. Prior to the reverse merger PPOL had no business activity, thus pro-forma information as though PPOL and AJOL had been combined for all periods has not been provided. AJOL and PPOL are collectively referred to herein as the "Company."

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION:

                  The consolidated financial statements include accounts of the PPOL, Inc. and its wholly owned subsidiary, AJOL, Ltd. All significant intercompany balances and transactions have been eliminated upon consolidation.

         CONCENTRATION OF CREDIT RISK:

                  Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables and cash and cash equivalents. The Company collects the significant portion of payments from the ultimate customers through major credit card and loan companies. One credit company comprised 35.4% (unaudited) of accounts receivable at December 31, 2002. The Company maintains cash deposits with major banks. The Company periodically assesses the financial conditions of the institutions and believes that the risk of any loss is minimal.

         RESEARCH AND DEVELOPMENT EXPENSE:

                  Research and development costs are charged to expense when incurred. Research and development expenses included in cost of sales for the nine months ended December 31, 2002 and 2001 approximated $614,391 (unaudited) and $1,082,167 (unaudited), respectively.

         ADVERTISING COSTS:

                  Advertising costs are expensed as incurred. Advertising expenses for the nine months ended December 31, 2002 and 2001 approximated $10,521 (unaudited) and $15,737 (unaudited), respectively.

(2)      PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following:

                                                                 December 31,      March 31,
                                                                     2002            2002
                                                                 -------------   -------------
                                                                  (Unaudited)

                Leasehold improvements                           $    344,189         294,476
                Office equipment                                    2,968,412       2,708,545
                Software costs                                      5,360,052      17,642,168
                                                                 -------------   -------------

                                                                    8,672,653      20,645,189
                Less accumulated depreciation and amortization     (2,386,565)    (13,717,338)
                                                                 -------------   -------------
                          Property and equipment, net            $  6,286,088    $  6,927,851
                                                                 =============   =============

         Depreciation and amortization of property and equipment totaled $1,698,088 (unaudited) and $1,966,798 (unaudited) for the nine months ended December 31, 2002 and 2001, respectively.

         In August 2000, the Company commenced the development of an integrated information system to manage inventory, sales, on-line services and distributor accounts, and incentive calculation. The development work was executed by outside vendors. The capitalized software associated with this integrated information system at December 31, 2002 was $273,800 (unaudited). In September 2002, this integrated system was placed in service.

(3)      LINE OF CREDIT:

         On December 31, 2002, the Company had available $2,526,330 (unaudited) under a line of credit with its bank, which accrues interest at Japan's market rate. There was no balance outstanding at December 31, 2002.

(4)      RETAINED EARNINGS:

         The following provides a reconciliation of retained earnings for the nine months ended December 31, 2002.

                Retained Earnings, March 31, 2002                 $ 4,999,022
                Net income for the nine months
                      ended December 31, 2002                        2,921,956
                Dividends Paid                                        (948,809)
                                                                  ------------
                Retained Earnings, December 31, 2002              $  6,972,169
                                                                  ============

(5)      INCOME TAXES:

         Income taxes imposed by the national, prefecture and municipal governments of Japan resulted in a normal statutory tax rate of approximately 42.1%. Under Japanese tax law, the tax provision encompasses only the operations of the Company's Japanese operating subsidiary, AJOL, as a stand alone entity apart from the operations of the Company's Japanese parent, Forval Corporation (" Forval").

         A reconciliation between the statutory tax rate and the effective income tax rate is as follows:

                                                     Nine months     Nine months
                                                       ended           ended
                                                    December 31,    December 31,
                                                        2002            2001
                                                    ------------    ------------
                                                     (Unaudited)     (Unaudited)

                Normal statutory tax rate                42.1%           42.1%
                Entertainment and other non-
                  deductible expenses                    10.6            14.6
                Other                                   (10.1)            0.7
                                                       ---------       --------
                Effective tax rate                       42.6%           57.4%
                                                       =========       ========
         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                       December 31,   March 31,
                                                          2002          2002
                                                       -----------   -----------
                                                       (Unaudited)
                Deferred tax assets:
                  Revenue recognition adjustment       $1,652,902    $1,765,232
                  Excess of accrued bonus                  98,788       108,321
                  Reserve for product return               58,030       115,333
                  Resort membership admission fees        231,589       177,883
                  Accrued compensated absences            103,243       124,035
                  Excess depreciation and
                    Amortization                          521,443       586,606
                  Inventory write-down                    220,624       338,136
                  Other                                    76,477       140,685
                                                       -----------   -----------
                          Total deferred tax assets    $2,963,096    $3,356,231
                                                       ===========   ===========

         Management believes that it is more likely than not that all of the deferred tax assets will be realized through future earnings and/or tax planning. Accordingly, no valuation allowance was recorded as of December 31, 2002 (unaudited).

(6)      RELATED PARTY TRANSACTIONS:

         In March, 2002, Funai Electric Co. (Funai) liquidated its entire equity interest in AJOL. Accordingly, all purchases, subsequent to March 31, 2002 of MOJICO and related Advance Payments and other transactions are not considered to be related party transactions.

         The Company leases the majority of its office space from Forval, it's parent. The following summarizes amounts due from or to Forval and related transaction amounts. Transactions with and Advances to Funai subsequent to March 31, 2002 are not considered related party transactions.

                                                     Nine months     Nine months
                                                       ended           ended
                                                    December 31,    December 31,
                                                        2002            2001
                                                    ------------    ------------
                                                     (Unaudited)     (Unaudited)
                Due from Forval -
                  Lease deposit                     $   603,330     $   546,895

                Due from Funai - Advance payment         NA           1,930,029

                Due to Forval - Accounts payable         26,729

                Transactions with Forval:
                  Sales                                                  37,636
                  Rental expenses                       546,979         548,226
                  Other                                  25,595          15,990

                Transactions with Funai:
                  Purchases                              N/A          9,994,933
                  Other                                  N/A            166,263

         PPOL entered into separate agreements with Forval and Leo Global Fund, its two majority shareholders, to provide research on investment opportunities and market trends in the United States. The agreements specifically call for PPOL to provide research on: 1) US trends and products in the communications and information technology area, 2) the market for broadband services and related infrastructure and hardware in the US, 3) research of US market trends with respect to business and matters of interest to other subsidiaries of Forval, 4) formation of strategic alliances and partnerships with synergistic US businesses, 5) other related research on matters of interest to Forval, and 6) investment opportunities. The total consideration for these services was $493,858. There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

(7)      COMMITMENTS:

         The Company entered into a lease agreement for approximately 1,793 square feet of office space in Orange, California for a term of 24 months from October 1, 2002 through December 31, 2004. The lease calls for an initial annual base rent of approximately $39,800 with a 2.7% increase after the first 12 months. Additionally, the Company is responsible for a portion of the building's common area expenses.

Item 2: Managements Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as PPOL "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe PPOL's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Report and PPOL undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required under applicable laws.

OVERVIEW

PPOL, Inc., a California corporation, conducts its business primarily though its wholly owned Japanese subsidiary, AJOL, Ltd., a Japanese corporation (hereafter, collectively referred to as PPOL or the "Company.") At the present time, the Company has administrative functions occurring in California, but does not otherwise have any business in the US.

The Company's revenues are derived from the sales of (1) its "MOJICO" hardware, a multifunctional facsimile based machine with networking capabilities, (2) subscriptions to PPOL's proprietary "Pan Pacific Online" interactive database that can only be accessed through it MOJICO hardware and (3) various consumer products that utilize the Company's "Kamome" brand.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2002

PRODUCT SALES AND NETWORK SERVICES. For the nine months end December 31, 2002, revenues increased 11.3% over the comparable period of the prior year. The increase was primarily due a sales campaign in May and June of 2002 combined with unusually low performance in the prior period due to state of the economy in Japan.

OTHER ONLINE SERVICES REVENUE. For the nine months end December 31, 2002, revenues increased 26.8% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business while also shifting the mix of products to those with higher margins.

COST OF SALES. For the nine months ended December 31, 2002, cost of sales expressed as a percentage of sales decreased 1.8% from the same period of the prior year. This is a result of the Company's continuing efforts to shift to a product mix with higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine months ended December 31, 2002, selling, general and administrative expenses have increased by 19.2% over the same period of the prior year. This is primarily the result of the expenses incurred relating to the Company's SEC registration process as well as expenses incurred related to the newly introduced integrated information system. Additionally, sales promotion expenses, particularly direct mail and distributor training, have increased over the prior period as well.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002

PRODUCT SALES AND NETWORK SERVICES. For the three months end December 31, 2002, revenues increased 4.0% over the comparable period of the prior year.

OTHER ONLINE SERVICES REVENUE. For the three months end December 31, 2002, revenues increased 39.8% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business while also shifting the mix of products to those with higher margins.

COST OF SALES. For the three months ended December 31, 2002, cost of sales expressed as a percentage of sales has declined by 1.0% compared to the same period of the prior year. This reflects the Company's continuing shift in emphasizing revenues generated from Kamome brand products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended December 31, 2002, selling, general and administrative expenses have increased by 23.4% over the same period of the prior year. This is primarily the result of the expenses incurred relating to the Company's SEC registration process as well as expenses incurred related to the newly introduced integrated information system. Additionally, sales promotion expenses, particularly direct mail and distributor training, have increased over the prior period as well.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $14,313,483 and US$11,716,893 at December 31, 2002 and March 31, 2002, respectively. Cash provided from operations for the nine months ended December 31, 2002 and 2001 was $2,802,578 and $113,521, respectively. The Company also has an available line of credit of $ 2.5 million. This revolving bank credit facility is generally used to finance temporary operating cash requirements. Management believes that cash flow from operations and the revolving credit facility will adequately meet the working capital needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in the notes to the consolidated financial statements for the years ended March 31, 2002, 2001 and 2000 included in our Form 10.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

LIMITED OPERATING HISTORY

         AJOL has a limited operating history in Japan upon which it can be evaluated. Any investment in the Company must be considered in light of the risks, expenses and difficulties encountered by companies in the early stage of development in new and rapidly evolving markets, including the risks described herein. The can be no assurances that AJOL will be successful in addressing these risks.

UNPROVEN BUSINESS MODEL

         AJOL cannot predict whether or not it will be successful because its business model is unproven and its market is developing. It is too early to reliably ascertain market penetration for AJOL's products and services. If future demand for AJOL's products and services, including, but not limited to demand for the MOJICO hardware and Kamome brand products is lower than anticipated, or the costs of attracting subscribers is higher than anticipated, then AJOL's financial condition and results from operations will be materially and adversely affected.

FLUCTUATIONS IN OPERATING RESULTS

         AJOL's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of AJOL's control. These factors include the demand for the telecommunications products and services offered by AJOL, introduction of new products or services by AJOL or its competitors, delays in the introduction or enhancement of products and services by AJOL or its competitors, changes in AJOL's pricing policies or those of its competitors, AJOL's ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, changes in the mix Japanese vs. non-Japanese revenue, changes in foreign currency exchange rates, the mix of products and services sold by AJOL and the channels through which those products and services are sold, general economic conditions, and specific Economic conditions in Internet and related industries. Additionally, in response to evolving competitive conditions, AJOL may elect from time to time to make certain pricing, service, marketing or acquisition decisions that could have a material adverse affect on its financial performance.

FOREIGN CURRENCY (YEN) FLUCTUATIONS

         Substantially all of AJOL's revenue and expenses are received and incurred in Japanese Yen. Variation in foreign exchange rates may substantially affect AJOL's revenue, expenses, and net income in U.S. dollar terms. In preparing its financial statements, the Company translates revenue and expenses from Yen into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to the Yen, the Company's reported revenue, gross profits and net income will likely be reduced. For example, in 2001, the Japanese Yen significantly weakened, which reduced the Company's operating results on a U.S. dollar reported basis. Given the unpredictability of exchange rate fluctuations, the Company cannot estimate the effect these fluctuations may have upon future reported results, product pricing or the Company's overall financial condition.

POOR JAPANESE ECONOMIC CONDITIONS

         Economic conditions in Japan have been poor in recent years and may worsen or not improve. Continued or worsening economic and political conditions in Japan could further reduce the Company's revenue and net income.

RELIANCE ON HANDWRITTEN MOJI (CHARACTERS) AS PREFERRED METHOD OF WRITTEN COMMUNICATIONS

         The Company relies on the desire of subscribers and potential subscribers to use handwritten Moji (characters) as their preferred method of written communication as an underlying material assumption for the continuing success of its business. A subscriber's or potential subscriber's desire to use handwritten Moji (characters) is a matter of personal preference, which is unpredictable. Any negative changes in perception by subscribers and potential subscribers as to their desire to use handwritten Moji (characters) as their preferred method of written communication, for any reason, including the emergence of new, different, or alternative forms of written communications, could have a materially adverse affect on AJOL and its business.

DEPENDENCE ON NEW SUBSCRIBERS

         AJOL's operating results generally depend on revenues received from sales of the MOJICO product. In previous years, MOJICO sales have accounted for up to 78% of AJOL's annual revenue. MOJICO sales are primarily made to new customers of AJOL. As a result, future revenues are primarily dependent on AJOL's ability to generate new customers for its MOJICO hardware and Pan Pacific Online services. There can be no assurances that AJOL will be able to continue to generate new subscribers at the rate that it has been able to in the past, nor that AJOL will be able to generate sufficient new subscribers to remain profitable. AJOL does not have any substantial historical basis for predicting the rate of increase in its subscriber base.

DEPENDENCE ON SUBSCRIBERS FOR CONTENT OF NETWORK

         The information transmitted to AJOL subscribers via AJOL's information network Pan Pacific Online is primarily generated by other AJOL's subscribers. There can be no assurances that AJOL's subscribers will continue to generate information that other subscribers will find sufficiently entertaining, useful, or desirable so as to allow AJOL to profitably market the products and services that provide access to AJOL's network.

LIABILITY FOR CONTENT OF NETWORK

         As a provider of messaging and communications services, AJOL may incur liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via AJOL's information network. There can be no assurances that AJOL will be able to effectively screen all of the content generated by AJOL's subscribers. AJOL may be exposed to liability with respect to this content. AJOL's insurance may not cover claims of these types or may not be adequate to indemnify AJOL for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against AJOL, could exceed the total of AJOL's coverage limits. There is also a risk that a single claim or multiple claims asserted against AJOL may not qualify for coverage under AJOL's insurance policies as a result of coverage exclusions that are contained within these policies. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse affect on AJOL's reputation, financial condition, and operating results.

RELIANCE ON EXISTING DISTRIBUTORS AND NEED TO RECRUIT ADDITIONAL DISTRIBUTORS

         The Company depends on subscriber distributors to generate substantially all of its revenues. To increase its revenue, the Company must increase the number of and/or the productivity of its distributors. The Company's distributors may terminate their status as a distributor at any time. The number of distributors may not increase and could decline in the future. The Company cannot accurately predict how the number and productivity of distributors may fluctuate because the Company relies upon its existing distributors to recruit, train and motivate new distributors. The Company's operating results could be harmed if it's existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

         The loss of a high-level distributor or a group of leading distributors in the distributor's network of lower levels, distributors, whether by their own choice or through disciplinary actions for violations of Company policies and procedures could negatively impact the growth of distributors and the Company's revenue.

         In addition, the Company's operations in Japan face significant competition from existing and new competitors. Our operations would also be harmed if our planned growth initiatives fail to generate continued interest and enthusiasm among our distributors in this market and fail to attract new distributors. However, there was no distributor that the Company relied upon for sales in excess of 1% of total MOJICO units sold per year during the six months ended September 30, 2002 or for the fiscal years ended March 31, 2002, 2001 and 2000..

DEPENDENCE ON MR. AOTA

         The Company is highly dependent upon its President Yoshihiro Aota to recruit and retain subscribers. Mr. Aota represents the personification of AJOL.

Mr. Aota's talents, efforts, personality and leadership have been, and continue to be critical to AJOL and the Company's success. The diminution or loss of the services of Mr. Aota, and any negative market or industry perception arising from that diminution or loss, would have a material adverse affect on the Company's business. The Company is investigating, but has not obtained "Key Executive Insurance" with respect to Mr. Aota.

         One of the Company's business strategies is to reduce its dependence on Mr. Aota. This will be done through additional external training courses of employees and flattening of the organization to three levels, senior management, leaders, general, so more employees get on the job training from senior management. We have also involved more staff on strategic planning and product development task teams. Externally, our distributors have become more knowledgeable and are making presentations to prospective subscribers. If the Company is unsuccessful in accomplishing this strategy, and Mr. Aota's services become unavailable, the Company's business and prospects could be materially adversely affected. Neither the Company nor AJOL has an employment agreement with Mr. Aota. If the Company loses Mr. Aota's services, for any reason, including as a result of Mr. Aota's voluntary resignation or retirement, the Company's business could be materially adversely affected.

FAILURE OF NEW PRODUCTS AND SERVICES TO GAIN MARKET ACCEPTANCE

         A critical component of the Company's business is its ability to develop new products and services that create enthusiasm among the Company's distributor force. If any new product or service fails to gain market acceptance, for any reason including quality problems, this could harm the Company's results of operations.

LOSING SOURCES OF KAMOME PRODUCTS

         The loss of any of the Company's sources of Kamome products, or the failure of sources to meet the Company's needs, could restrict the Company's ability to distribute Kamome products and harm its revenue as a result. Further, the Company's inability to obtain new sources of Kamome products at prices and on terms acceptable to the Company could harm the Company's results of operations.

COMMENCING FOREIGN OPERATIONS

         AJOL is exploring the possibility of commencing business activities in South Korea, China, and Taiwan. In past years, these nations have experienced significant economic and/or political instability. If AJOL commences business activities in these nations, future instability will have a material adverse affect on AJOL's ability to do business in these nations and may jeopardize AJOL's investment in establishing business operations in those countries.

COMPETITION WITH TECHNICALLY SUPERIOR PRODUCTS AND SERVICES

         AJOL's products and services utilize the facsimile-like MOJICO hardware and rely on human personnel to screen and process information for AJOL's database. AJOL's products and services are much less technically sophisticated than those offered by other companies offering interactive telecommunications products and services. This may put AJOL at a substantial competitive disadvantage with present and/or future competitors.

INTERNET USAGE RATES AND LONG DISTANCE TELEPHONE RATES

         AJOL's subscribers obtain access to AJOL's network via either the Internet or telephone service. The costs that subscribers incur in obtaining access to the AJOL network via these channels are beyond the control of AJOL. Any increase in long distance telephone rates or rates for accessing the Internet could materially and adversely affect demand for AJOL's products and services.

RELIANCE ON INTERNET AS TRANSMISSION MEDIUM

         The Company's future success will depend upon the Company's ability to route the Company's customers' traffic through the Internet and through other data transmission media. The Company's success is largely dependent upon the viability of the Internet as a medium for the transmission of subscriber related data. There can be no assurance that the Internet will prove to be a viable communications media, that document transmission will be reliable, or that capacity constraints which inhibit efficient document transmission will not develop. The Internet may not prove to be a viable avenue to transmit communications for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, traffic congestion, inconsistent quality or speed of service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or lack of timely development and commercialization of performance improvements.

TECHNOLOGICAL CHANGES OF THE MESSAGING AND COMMUNICATIONS INDUSTRY

         The messaging and communications industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render the Company's existing services, proprietary technology and systems obsolete.

         The Company's success depends, in part, on the Company's ability to develop new services, functionality and technology that address the needs of existing and prospective subscribers. If the Company does not properly identify the feature preferences of subscribers and prospective subscribers, or if the Company fail to deliver features that meet their standards, the Company's ability to market the Company's products and services successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. The Company may not be able to keep pace with the latest technological developments. The Company may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

         The Company must accurately forecast the features and functionality required by subscribers and prospective subscribers. In addition, the Company must design and implement service enhancements that meet subscriber requirements in a timely and efficient manner. The Company may not successfully determine subscriber and prospective subscriber requirements and may be unable to satisfy their demands. Furthermore, the Company may not be able to design and implement a service incorporating desired features in a timely and efficient manner. In addition, if subscribers do not favorably receive any new service offered by the Company, the Company's reputation could be damaged. If the Company fails to accurately determine desired feature requirements or service enhancements or to market services containing such features or enhancements in a timely and efficient manner, the Company's business and operating results could suffer materially.

POSSIBLE INADEQUATE INTELLECTUAL PROPERTY PROTECTIONS

         The Company's success depends to a significant degree upon the Company's proprietary technology. The Company relies on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the Company's proprietary technology. However, these measures provide only limited protection, and the Company may not be able to detect unauthorized use or take appropriate steps to enforce the Company's intellectual property rights. In addition, the Company may face challenges to the validity and enforceability of the Company's proprietary rights and may not prevail in any litigation regarding those rights. Any litigation to enforce the Company's intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect the Company's business.

POSSIBLE INFRINGEMENT CLAIMS

         The Company could be subject to claims that the Company has infringed the intellectual property rights of others. In addition, the Company may be required to indemnify the Company's distributors and users for similar claims made against them. Any claims against the Company could require the Company to spend significant time and money in litigation, pay damages, and develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or on acceptable terms. As a result, intellectual property claims against the Company could have a material adverse effect on the Company's business, prospects, financial conditions and results of operations.

POSSIBLE SYSTEM FAILURE OR BREACH OF NETWORK SECURITY

         The Company's operations are dependent on the Company's ability to protect the Company's network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond the Company's control. As precautions, we utilize distributed processing systems, backup systems, Internet firewalls, 24/7 installation environment surveillance, and private power generators as backup. There can be no assurance that the Company's existing and planned precautions of backup systems, regular data backups and other procedures will be adequate to prevent significant damage, system failure or data loss.

         Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems. Persistent problems continue to affect public and private data networks, including computer break-ins and the misappropriation of confidential information. Computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the individuals and businesses utilizing the Company's services, which may result in significant liability to the Company and also may deter current and potential subscribers from using the Company's services. Any damage, failure or security breach that causes interruptions or data loss in the Company's operations or in the computer systems of the Company's customers could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RELIANCE ON THIRD PARTY ACCESS FOR TELECOMMUNICATIONS

         The Company relies on third party to provide its subscribers with access to the Internet. There can be no assurance that a third party's current pricing structure for access to and use of the Internet will not change unfavorably and, if the pricing structure changes unfavorably, the Company's business, prospects, financial condition and results of operations could be materially and adversely affected.

EFFECT OF GOVERNMENT REGULATIONS

         The Company provides access to its database and services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulatory government agencies. These regulations affect the prices that subscribers must pay for transmission services, the competition the Company faces from telecommunications services and other aspects of the Company's market. There can be no assurance that a existing or future laws, governmental action or rulings will not materially and adversely affect the Company's operations.

CONTROL BY OFFICERS AND DIRECTORS

         AJOL's executive officers, directors and entities affiliated with them, in the aggregate, beneficially own common stock representing approximately 95% of the Company.

MINORITY SHAREHOLDER STATUS

         Forval Corporation and Leo Global Fund, former direct shareholders of AJOL, hold 59.17% and 35.83% respectively of the Company's common stock. [ See - DESCRIPTION OF REGISTRANT'S SECURITIES TO BE REGISTERED - Common Stock.] Acting alone, Forval Corporation, as a majority shareholder, has significant influence on Company policies. Forval Corporation and Leo Global Fund, collectively, control 95% of the Company's outstanding shares, representing 95% of the Company's voting power. As a result, Forval and Leo Global Fund, acting together, will have the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of the Company's entire Board of Directors, any merger, consolidation or sale of all or substantially all of the Company's assets, and the ability to control the Company's management and affairs.

NO LOCK-UP AGREEMENT BETWEEN FORVAL CORPORATION AND LEO GLOBAL FUND

         To date, the Company has not entered into a separate lock-up arrangement with Forval Corporation and Leo Global Fund pursuant to which these shareholders would agree to be subject to volume and sale restrictions that will limit their ability to sell shares in addition to the restrictions set forth under Rule 144. If a suitable lock-up agreement is not in effect, then Forval Corporation and/or Leo Global Fund may be eligible to sell a large volume of shares, which could cause the price of shares to decline.

NO HISTORY AS REPORTING COMPANY

         Prior to the effective date of the Company's filing of Form 10, the Company has never been a public company, subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, and the Company expects that the obligations of being a public company, including substantial public reporting and investor relations obligations, will require significant additional expenditures, place additional demands on the Company's management and may require the hiring of additional personnel. The Company may need to implement additional systems in order to adequately function as a reporting public company. Such expenditures could adversely affect the Company's financial condition and results of operations.

Item 4:  Controls and Procedures

We have established and maintain disclosure controls and procedures and conclude these controls/procedures are effective based on our evaluation as of the "Evaluation Date," which is a date within 90 days prior to the filing of this 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part 2:

Item 1:  Legal Proceedings
         None

Item 2:  Changes in Securities and Use of Proceeds
         None

Item 3:  Defaults Upon Senior Securities
         None

Item 4:  Submission of Matters to a Vote of Security Holders
         None

Item 5:  Other Information
          None

Item 6:  Exhibits and Reports on Form 8-K

         Exhibit 99 - CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PPOL, Inc.
                                      ----------
                                      (Registrant)

February 13, 2003                     /s/ Nobuo Takada
--------------------                  ------------------------------------------
Date                                  Nobuo Takada, Chief Executive Officer

February 13, 2003                     /s/ Kazushige Shimizu
--------------------                  ------------------------------------------
Date                                  Kazushige Shimizu, Chief Financial Officer

CERTIFICATIONS

I, Nobuo Takada, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PPOL, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
      -----------------------

                                                /s/ Nobuo Takada
                                                ---------------------------
                                                Nobuo Takada
                                                Chief Executive Officer

CERTIFICATIONS

I, Kazushige Shimizu, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PPOL, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
      -----------------------

                                                /s/ Kazushige Shimizu
                                                ---------------------------
                                                Kazushige Shimizu
                                                Chief Financial Officer