Form 10-K
period 2003-03-31
PPOL INC
filed 2003-07-15
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         _____________________________

                                    FORM 10-K

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003 or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                   PPOL, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

      CALIFORNIA                   000-50065                  95-4436774
   (State or other                 ---------                  ----------
     jurisdiction             (Commission File No.)          (IRS Employer
  of incorporation)                                       Identification No.)


                              1 CITY BOULEVARD WEST
                                    SUITE 870
                            ORANGE, CALIFORNIA 92868
                            ------------------------
          (Address of principal executive offices, including zip code)

               Registrant's telephone number, including area code:
                                 (714) 221-7250


         Securities registered pursuant to Section 12(b) of the Act:  None.


         Securities registered pursuant to Section 12(g) of the Act:

           Title of each class              Name of exchange on which registered
           ------------------------------   ------------------------------------
           Common Stock, $.001 par value                     None


         Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark whether PPOL, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
     ---         ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the PPOL, Inc.'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether PPOL, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

         A market in PPOL, Inc.'s common does not exist at the current time. Therefore, the aggregate market value of the common stock as of the last business day of the most recently completed second fiscal quarter is not available.

         As of May 30, 2003, 17,994,920 shares of PPOL, Inc.'s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of PPOL, Inc.'s definitive Proxy Statement for PPOL, Inc.'s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after PPOL's fiscal year end are incorporated by reference in Part III of this report. Certain exhibits of PPOL, Inc. previously filed with PPOL, Inc.'s registration statement on Form 10, filed November 1, 2002, are incorporated by reference in item 15 of this report.

                                   PPOL, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

PART I.........................................................................4
   ITEM 1.    BUSINESS.........................................................4
   ITEM 2.    PROPERTIES......................................................17
   ITEM 3.    LEGAL PROCEEDINGS...............................................17
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............17
PART II.......................................................................17
   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.........................................................17
   ITEM 6.    SELECTED FINANCIAL DATA.........................................18
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...........................................18
   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......33
   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................33
   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE............................................33
PART III......................................................................33
   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............33
   ITEM 11.    EXECUTIVE COMPENSATION.........................................33
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.34
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS...........34
   ITEM 14.    CONTROLS AND PROCEDURES........................................34
PART IV.......................................................................35
   ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.......................................................35
   SIGNATURES.................................................................36
   CERTIFICATIONS.............................................................37
   FINANCIAL STATEMENTS...................................................F1-F17

                           FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. BECAUSE A SUBSTANTIAL MAJORITY OF OUR OPERATIONS ARE IN JAPAN, SIGNIFICANT VARIATIONS IN OPERATING RESULTS INCLUDING REVENUE, GROSS MARGIN AND EARNINGS FROM THOSE EXPECTED COULD BE CAUSED BY RENEWED OR SUSTAINED WEAKNESS IN THE JAPANESE ECONOMY, WEAKENING OF THE JAPANESE YEN, FAILURE OF PLANNED INITIATIVES TO GENERATE CONTINUED INTEREST AND ENTHUSIASUM AMONG DISTRIBUTORS OR TO ATTRACT NEW DISTRIBUTORS. FOR A SUMMARY OF CERTAIN ADDITIONAL RISKS RELATED TO OUR BUSINESS, SEE "ITEM 1. BUSINESS - RISK FACTORS."

PART I


ITEM 1.     BUSINESS
            --------

A. OVERVIEW

         PPOL, Inc., a California corporation (hereinafter referred to as "PPOL" or the "Company") is a holding company which conducts its business primarily through its wholly owned subsidiary, AJOL Co., Ltd., a Japan corporation (sometimes hereinafter referred to as "AJOL" or "we" or "us" or "our.") AJOL is an acronym for "All Japan On Line." AJOL does not conduct any business in the United States.

         PPOL's revenues are generated primarily through its one hundred percent (100%) ownership of AJOL, which derives its revenues through the use of a multi-level network marketing and distribution system throughout Japan to sell:
(1) its "MOJICO" hardware, which is a multi-functional facsimile based machine with networking capabilities, (2) subscriptions to our proprietary "Pan Pacific Online" interactive database that can only be accessed through our Mojico hardware, and (3) various consumer products that primarily utilize AJOL's proprietary "Kamome" brand. We also generate commission revenue on sales of insurance, tickets to various events, travel packages and other sales through Pan Pacific On-Line. Kamome brand products can only be purchased through the Pan Pacific Online network. The MOJICO hardware combines the attributes of a telephone and fax machine with full I-Mode e-mail and database search capabilities. The MOJICO hardware uses a built in liquid crystal monitor display. We hold the Japanese patent rights on the MOJICO hardware.

         Our revenues are allocated as follows:

---------- ------------------------- ------------------------ ------------------------ ------------------------------
                                                              Consumer products and
               Mojico hardware            Subscriptions             commissions                    Total
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
Fiscal
year                        % of                     % of                     % of
ended                       total                    total                    total                     % of total
March 31:      Sales        sales        Sales       sales        Sales       sales        Sales           sales
      --       -----        -----        -----       -----        -----       -----        -----           -----

  2003       $103,809,418    76.90%    $14,012,938    10.38%    $17,163,468    12.72%    $134,982,824  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
  2002        103,978,519    80.04%     12,397,100     9.54%     13,537,233    10.42%     129,912,852  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
  2001        117,015,871    82.26%     12,236,126     8.60%     12,998,276     9.14%     142,250,273  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
  2000        126,525,568    88.16%      7,583,990     5.28%      9,411,544     6.56%     143,521,102  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
  1999        122,844,073    92.56%      2,961,322     2.23%      6,912,462     5.21%     132,717,857  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------


         An important aspect of the MOJICO hardware is that it allows users to communicate using handwritten Japanese characters, which comprise the Japanese language's three phonetic alphabets, Hiragana, Katakana and especially Kanji.

         We believe that the full texture and meaning of Kanji characters, and to a lesser extent, Hiragana and Katakana, cannot be effectively communicated through the preset fonts of a computer. Our business plan relies on the assumption that subscribers and potential subscribers believe that handwritten Moji (character) is a superior form of communication to output of preset fonts of a computer.

AJOL'S NETWORK SERVICES - PAN PACIFIC ONLINE

         Our customers purchase the MOJICO hardware and concurrently subscribe to AJOL's facsimile based network and database - "Pan Pacific Online." Subscriptions to Pan Pacific Online are only offered through AJOL and not through our multi-level distribution system. Access to our proprietary network and database is only available to subscribers through the MOJICO hardware. The MOJICO hardware can also be used to transmit and receive faxes outside the network and to send and receive general I-Mode e-mails. Subscribers can search the network's database to find other subscribers matching their search criteria to establish interpersonal relationships, solicit categories of faxes, or to specify a group of recipients for the subscriber's faxes, among other things. We actively encourage subscribers to submit content for the database.

KAMOME PRODUCTS.

         We have created a proprietary brand "Kamome" for use in the sale of products associated with AJOL. Kamome products may only be purchased through subscribers. The Kamome brand is granted to companies that sell products through a distribution agreement with AJOL, and which pass AJOL's quality control criteria. The Kamome brand is added to the selling company's existing brand, and products are sold with dual branding. Additionally, we use the Kamome brand as a private brand on a limited basis. Kamome products appear in catalogs which are distributed quarterly to subscribers and updated via the AJOL database system.

MULTI LEVEL DISTRIBUTION SYSTEM.

         We sell the MOJICO hardware and Kamome products through a multi-level network marketing and distribution system. An AJOL distributor must be an AJOL subscriber to sell MOJICO hardware and Kamome products. All subscribers have an opportunity to become a MOJICO distributor. Subscribers, who desire to become distributors, must undergo an application and screening process. We refer to our subscribers who sell the MOJICO hardware and/or Kamome products as "distributors." Unlike traditional distributors in a multi-level distribution system, our "distributors" are not required to purchase or maintain inventory of MOJICO hardware or Kamome products, and therefore are not at financial risk if they do not complete sales. AJOL bears the risk of obtaining and maintaining inventory. Distributors submit product orders to us, which we then fulfill. Payment for our products is paid directly to us.

         Approximately fifty percent (50%) of the sales price of each MOJICO unit is paid to distributors based on a commission schedule, which spreads the payout among the various levels of the distributor network. We pay commissions at the rate of seventy-six percent (76%) of "commissionable sales" of Kamome products. Commissionable sales do not reflect the purchase price paid by the purchaser. Rather, the commissionable sales amount is determined solely by us for each product to yield us a margin of twenty-three percent (23%) of the purchase price paid by the purchaser, in the aggregate, after deducting commissions paid and cost of goods sold.

         We emphasize and encourage subscribers to develop personal relationships among subscribers and between subscribers and non- subscribers as a vehicle to increase awareness of AJOL and its products. We believe that the subscribers' efforts to create personal relationships among themselves and with non-subscribers create beneficial word of mouth advertising for our products and services. We sponsor social events, which include recreational events, for our subscribers and their guests throughout Japan to encourage interaction among subscribers and potential subscribers.

         Our President, Mr. Yoshihiro Aota, speaks at approximately one hundred twenty (120) social events per year. Mr. Aota generally speaks at social events where there are 500 or more attendees, who may consist of subscribers and non-subscribers. The underlying themes of Mr. Aota's presentations include:

         (1) the benefits of interpersonal relationships for personal and business growth and how MOJICO can help subscribers achieve that goal;

         (2) the financial incentives of participating in AJOL's multi level distribution system; and

         (3) the benefits of purchasing Kamome brand products through the "Co-op of the 21st Century." Mr. Aota may be viewed as a motivational speaker who is the personification of AJOL.

B. THE INDUSTRY

         We believe that we operate in a unique market niche. Although the Company's business plan has similarity to those of internet service providers, its reliance on a fax based technology eliminates access to many of the features and functionality offered by ISP's including access to the Internet. Unlike the Internet, which provides access to a worldwide database, the subscribers access to information and networking capabilities is limited to our fax based Pan Pacific Online network and database. The Company's business plan does however share the goal of ISP's, generally, of increasing and maintaining paid subscriptions.

         Unlike ISP's, we rely heavily on word of mouth advertising through our system of multi level distributors. In addition, we have approximately 700 retail outlets referred to as "Cabins." Subscribers that are also distributors who sell AJOL products on a full time basis independently operate these "Cabins." AJOL does not grant any exclusive distribution rights based on geographic boundaries.

         We are unaware of the percentage of the Japanese population generally, or the percentage of people in various demographic groups, that engage in multi level sales.

C. GENERAL DEVELOPMENT OF BUSINESS.

         (1) General Development of the Business of PPOL.

         PPOL was incorporated as a California corporation on May 19, 1993 under the name Diversified Strategies, Inc. On August 15, 2002 the Company amended its articles of incorporation to change its name to PPOL.

         From PPOL's inception, through March 31, 2002, it maintained its existence, in part, as a corporation with no operating business and no subsidiaries. Thereafter, PPOL entered into a Stock Purchase and Business Combination Agreement ("Agreement"), effective as of April 1, 2002, with the shareholders of AJOL to acquire all of the outstanding common shares of AJOL in exchange for the issuance of PPOL common shares representing 95% of PPOL's then outstanding common shares ("AJOL Acquisition"). The transactions contemplated by the Agreement closed as of August 15, 2002, effective as of April 1, 2002. As a result of the AJOL Acquisition, AJOL became a wholly-owned subsidiary of PPOL.

         In connection with the AJOL Acquisition, PPOL effected a reverse stock split of its issued and outstanding common shares on a 1:7 basis. As a result of the reverse stock split, PPOL's issued and outstanding shares were reduced from 6,298,231 (pre-reverse split) to 899,746 (post-reverse split) as of August 15, 2002. PPOL is obligated to purchase fractional shares that resulted from the reverse stock split at a price equal to the opening bid price of PPOL's shares upon such shares becoming listed on the National Association of Securities Dealers' OTC Bulletin Board.

         (2) General Development of PPOL's Subsidiary's Business (AJOL).

         PPOL's sole wholly-owned subsidiary is AJOL. AJOL was incorporated under the laws of Japan on April 8, 1991. AJOL was incorporated with the name Forval CDK. It was then a wholly owned subsidiary of Forval Corporation, a Japan corporation. (Forval Corporation is hereinafter referred to as "Forval.") In April 1992 Forval CDK changed its name to Forval Research Institute Co. Ltd. Effective July 1, 2000, Forval Research Institute Co. Ltd amended its articles to change its name to AJOL Co., Ltd..

         In March 1999, AJOL dissolved its subsidiary, FO Technology Co., Ltd. FO Technology Co., Ltd, had been a subsidiary of AJOL's since October of 1996. AJOL presently has no subsidiaries.

D. PRODUCTS AND SERVICES.

         PPOL is a holding company for its wholly-owned subsidiary, AJOL. AJOL is an acronym for "All Japan On Line." PPOL's business, revenues and earnings are generated primarily through AJOL.

         AJOL generates revenues through the use of a multi-level network marketing and distribution system throughout Japan to sell: (1) its "MOJICO" hardware, which is a multi-functional facsimile based machine with networking capabilities, and (2) various consumer products that utilize AJOL's proprietary "Kamome" brand. Additionally, AJOL generates revenues through the sale of subscriptions to purchasers of its MOJICO hardware, who then acquire access to AJOL's on-line fax based network - "Pan Pacific Online." Pan Pacific Online can only be accessed through the MOJICO hardware. We also generate revenues from commissions based primarily on sales of tour tickets, events and concerts. AJOL does not conduct any business in the United States.

         (1) The MOJICO Hardware.

         Our primary product is a multi-functional facsimile based machine with networking capabilities that we call "MOJICO". The MOJICO hardware combines the attributes of a telephone and fax machine with full I-Mode(TM) e-mail and database search capabilities. I-Mode(TM) is a mobile telephone system developed by Japan's largest mobile telecommunications company, NTT Docomo. Through the I-Mode(TM) one can access information on I-Mode(TM) compatible Internet sites and send e-mails up to 250 full size characters and receive e-mails up to 2,500 full size characters, with anyone with an Internet e-mail address. The MOJICO hardware does not have the full functional capabilities that may be available on an e-mail sent through a personal computer. The MOJICO hardware uses a built in liquid crystal monitor display. AJOL holds the Japanese patent rights on the MOJICO hardware.

         The MOJICO hardware derives its name from "Moji Communications." Moji means "character" in Japanese. An important aspect of the MOJICO hardware is that it allows users to communicate using handwritten Japanese characters, which comprise the Japanese language's phonetic alphabets, Hiragana and Katakana, as well as Kanji. Kanji refers to pictographs that are used extensive in the Japanese written language to represent words and ideas. Kanji is also used as artistic expression, and could be considered as a form of calligraphy. Kanji characters are unique in that their definition and meaning are subject to personal interpretation by the reader. The reader's interpretation and understanding of Kanji characters, and to a lesser extent, Hiragana and Katakana, are based in large part on the manner in which their respective characters are written.

         We believe that the full texture and meaning of Kanji characters, and to a lesser extent, Hiragana and Katakana, cannot be effectively communicated through the preset characters available on a typical computer keyboard. An important aspect of the MOJICO hardware is that it allows users to communicate using handwritten Japanese, as well as any other characters. The handwritten Japanese characters are unique in that their definition and meaning are subject to personal interpretation by the reader. We believe that the full texture and meaning of the Japanese characters cannot be effectively communicated through the preset fonts available on a typical computer. Our business plan assumes that subscribers and potential subscribers believe that handwritten Moji, i.e. Japanese characters, is a preferred form of communication to output of preset fonts of a computer. This assumption is based on the fact that some subscribers or members or their families cannot read the Roman alphabet on the keyboard, especially the elderly or those below junior high school. English education does not commence until the completion of junior high school.

         We contract for the manufacture of the MOJICO hardware and then resell the MOJICO units through our multi-level distribution network. We are currently marketing the fourth generation version of MOJICO, the SF60. The first three versions of MOJICO, the SF30, SF40, and SF50 were manufactured by Funai Electric Co., Ltd. ("Funai") under contract with our then parent corporation, Forval. Effective February 25, 2000, we contracted directly with Funai for the manufacture of the fourth generation SF60 model on an original equipment manufacturer (OEM) basis. Under the OEM basis, we retain the rights to the patent, design and metallic mold required to manufacture the SF60, but outsource the actual manufacturing of the product to Funai. By outsourcing the manufacturing of the product, we avoid the investment required for the plant and equipment and personnel required to manufacture the product. Funai was one of our shareholders until March 2001, at which time it sold its interest in us to Leo Global Fund.

         The SF60 differs from previous MOJICO versions in that it connects users to our database via the Internet rather than through conventional telephone lines. The previous versions of MOJICO that utilized telephone lines required users to incur long distance telephone charges in order to access our services. The amount of these charges varied from user to user. Subscribers that lived in areas with higher long distance rates to contact their applicable server were required to pay more per call than users in lower-rate localities. In addition, since long distance charges are based on call time, frequent MOJICO users incurred higher charges than infrequent users. However, users of the SF60 are not able to browse the worldwide internet.

         Owners of the SF60 model may presently obtain Internet access through NTT Communications (a Japanese telecommunications company) for approximately $7.42 per three hours of use. The NTT fee removes the variance in telecommunications charges caused by varying long distance rates. As a result, we expect that telecommunications costs for MOJICO users will now be uniform throughout Japan.

         Because MOJICO is intended to be simple to use, there is very little difference between the SF60 and previous versions of MOJICO from a user's perspective. The SF60 signs on to the Internet and provides any required passwords automatically without prompting the user for any information. As a result, the fact that the SF60 connects via the Internet, rather than over the telephone lines, is not obvious to most users.

         Our operating results materially depend on revenues received from sales of the MOJICO product. In previous years, MOJICO sales have accounted for up to 78% of AJOL's annual revenue. The unit price of MOJICO hardware, after foreign currency translation, is $2,865.

         (2) Subscriptions to AJOL's Proprietary "Pan Pacific Online" Interactive Database

         Our customers purchase the MOJICO hardware and concurrently subscribe to our facsimile based network and database - "Pan Pacific Online." MOJICO hardware can only be fully utilized in conjunction with this subscription. Subscriptions to Pan Pacific Online are only offered through us and not through our multi-level distribution system. Under Japanese law, sellers of "services" as opposed to tangible merchandise are generally prohibited from selling "services" through multi level distribution.

         Access to our proprietary network and database is only available to subscribers through the MOJICO hardware. While a MOJICO hardware can also be used to transmit and receive faxes outside the network and to send and receive general I-Mode e-mails, the hardware's full capability is only realized when used in conjunction with its connection to the Pan Pacific Online database subscription. Subscribers can search the network's database to find other subscribers matching their search criteria to establish interpersonal relationships, solicit categories of faxes, or to specify a group of recipients for the subscriber's faxes, among other things. Subscribers can also search from and/or submit to the database, specific type of information. What is unique about our database is that the great majority of the information stored in the database is provided by the subscribers themselves. We actively encourage our subscribers to submit content for the database.

         Unlike personal computer based services, our on-line service utilizes the MOJICO hardware and is paper based as to input and output. Since users are able to input hand written information on paper into the MOJICO hardware, many users with little computing knowledge, including young children and elderly, are able to utilize our online service. In this sense MOJICO is similar to a conventional fax machine.

         Subscribers of our on-line service use the MOJICO hardware to transmit their data to a centralized hub where we receive hard copies. The hard copies are then manually processed, screened for content, and then input to a central database. We use a centralized hub to manually process and screen hard copies for content that does not meet our qualitative standards, such as language, adult themes, slander, patent/copyright infringement and objectionable material. We do this manually as we believe a centralized electronic system will not effectively screen out materials that should not be admitted to our database. MOJICO users are then able to access the central database through the MOJICO hardware. Such accessed information can be transmitted from the central database to the appropriate destination where the user(s) receive a hard copy printout. Our proprietary database does not contain as much information as may be available to an individual who searches the Internet on any particular given subject. However, our database may contain information which may not be available through a search of the Internet.

         Our on-line services include a bulletin board service, a mail service, and an information exchange service. Our bulletin board service allows subscribers to submit invitations, product advertisements, help-wanted ads, share personal experiences, create pen pal relationships, among other things, to a bulletin board accessible by all our subscribers. All subscriber submissions are screened for content and none are anonymous. We encourage subscribers to contribute to our database. At present, there are approximately 20,000 pages of subscriber submissions in the database. A subscriber's submission is retained in the database for 3 months at which time it is deleted unless the subscriber resubmits his or her submission. Subscribers may also reply to posted ads via this service. Similarly, our service allows subscribers to send faxes to up to 50 other subscribers at once. Families are able to designate personal identification passwords to family members to enable them to print faxes addressed to them via a specific password, thus maintaining the confidentiality of the fax.

         (3) Kamome Products.

         We have created a proprietary brand "Kamome" for use in the sale of products associated with AJOL. Kamome products may only be purchased by or through subscribers. The Kamome brand is granted to companies that sell products through a distribution agreement with us, and which pass our quality control criteria. The Kamome brand is added to the selling company's existing brand, and products are sold with dual branding. Additionally, we use the Kamome brand as a private brand on a limited basis. Kamome products appear in catalogs, which are distributed quarterly to subscribers and updated via our proprietary "Pan Pacific Online" interactive database system. Because products are purchased through the MOJICO and related proprietary database, customers receive their orders via mail as opposed to a traditional retail outlet whereby customers gain immediate possession and satisfaction of the goods.

         We re-evaluate "Kamome" brand products based, in part, on feedback from our subscribers. We also search for new products based, in part, on requests received from subscribers. Following is a table of the number of "Kamome" products during each of the indicated periods.

         ----------------------- ----------------------

                                   Number of Kamome
                                       Products
         ----------------------- ----------------------

           September 30, 2002             300
         ----------------------- ----------------------


               March 31:
         ----------------------- ----------------------
                  2002                    500
         ----------------------- ----------------------
                  2001                    480
         ----------------------- ----------------------
                  2000                    610
         ----------------------- ----------------------
                  1999                   1,330
         ----------------------- ----------------------
                  1998                    530
         ----------------------- ----------------------


         We publish a quarterly magazine to our subscribers introducing goods manufactured and provided by our subscribers as well as independent third parties, which have earned "Kamome" brand status. The "Kamome" brand is our president's seal of approval and recommendation for the goods. Before goods are accorded the "Kamome" brand status, goods are reviewed by a committee at AJOL for initial screening and makes recommendations to the president of such goods that they feel are worthy of becoming "Kamome" brand products. Our president personally visits the factories and/or offices for final screening. Qualifying goods are then featured in the magazines in articles regarding the virtues of their goods as observed by the president. Subscribers can also write reviews of Kamome products for submission to our database.

         Although the qualification standards are subjective, only high quality goods and services offered at reasonable prices are eligible to become "Kamome" brand products. To promote and develop the image of the "Kamome" brand, the president places a high degree of emphasis on the manufacturer's selectivity of raw materials, manufacturing process, and their pride in the products. Kamome products may only be purchased by or through subscribers through the MOJICO hardware or by fax to our headquarters.

         Our intent is to provide our subscribers with a broad range of high quality merchandise at prices lower than could be obtained through traditional retailers. A subscriber's ability to purchase Kamome products is a feature of subscription to Pan Pacific Online. We attempt to obtain lower prices for Kamome products by operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise through mail-order deliveries. Subscribers are also encouraged to sell "Kamome" products to non-subscribers.

         "CO-OP OF THE 21ST CENTURY." We obtain lower pricing for Kamome products through volume purchasing and sell products to subscribers at favorable prices. Our method of buying and selling of Kamome products is similar to a mutual benefit "cooperative" or "co-op." Unlike co-ops that operate on a non-profit basis, our system is designed to generate profits for us. Co-ops presently exist in Japan, but are generally limited to serving a limited geographic region. A typical Japanese co-op draws upon local area residents and businesses as members, and would not expect membership from residents or businesses outside of that local area as their outlets are limited to a specific municipality referred to as a prefecture in Japan. Our business plan is to create and maintain the co-op model to extend beyond local regional borders and to provide consistent and attractive pricing of Kamome products to our subscribers throughout Japan. We refer to our Japan wide co-op model as creating the "Co-op of the 21st Century." We intend to create, through our "Co-op of the 21st Century," an increasingly valuable feature that will appeal to potential and existing subscribers: (1) as a source of Kamome products for personal use, and (2) by expanding the Kamome product list and creating the potential for increased financial incentives through multi level distribution sales of Kamome products. The goal and marketing concept of the Co-op of the 21st Century is to provide value to our subscribers and generate interest for new AJOL subscriptions and renewals.

E. MULTI LEVEL DISTRIBUTION.

         We sell the MOJICO hardware and Kamome products through a multi-level network marketing and distribution system. An AJOL distributor is required to be a subscriber to our proprietary "Pan Pacific Online" interactive database to sell MOJICO hardware and Kamome products. All subscribers have an opportunity to become a MOJICO distributor. Subscribers, who desire to become distributors, must undergo an application and screening process. We refer to our subscribers who sell the MOJICO hardware and/or Kamome products as "distributors." Unlike traditional distributors in a multi-level distribution system, our "distributors" are not required to purchase or maintain inventory of MOJICO hardware or Kamome products, and therefore are not at financial risk if they do not complete sales. We bear the risk of obtaining and maintaining inventory. Distributors submit product orders to us, which we then fulfill. Payments for our products are made directly to us. Approximately fifty percent (50%) of the sales price of each MOJICO unit is paid to distributors based on a commission schedule (discussed above), which spreads the payout among the various levels of the distributor network.

         We emphasize and encourage subscribers to develop personal relationships among subscribers and between subscribers and non- subscribers as a vehicle to increase awareness of AJOL and its products. We believe that the subscribers' efforts to create personal relationships among themselves and with non-subscribers create beneficial word of mouth advertising for our products and services. We sponsor social events, which include recreational events, for our subscribers and their non-subscriber guests throughout Japan to encourage interaction among subscribers and potential subscribers.

         We conduct approximately 500 training sessions per year for our distributors. The training sessions also serve as social events. Distributors are required to attend at least a monthly training session to retain the right to be a distributor. Subscribers who lose the right to be a distributor, for any reason, must apply to reacquire distributor status.

         AJOL's President, Mr. Yoshihiro Aota, speaks at approximately one hundred twenty (120) social events per year. Mr. Aota generally speaks at social events where there are 500 or more attendees, who may consist of subscribers and non-subscribers. The underlying themes of Mr. Aota's presentations include:

         (1) the benefits of interpersonal relationships for personal and business growth and how MOJICO can help subscribers achieve that goal;

         (2) the financial incentives of participating in AJOL's multi level distribution system; and

         (3) the benefits of purchasing Kamome brand products through the "Co-op of the 21st Century." Mr. Aota may be viewed as a motivational speaker who is the personification of AJOL.

         We also provide promotional awards for top producing distributors. We recently sponsored a trip to Las Vegas for our thirty (30) highest producing distributors.

         There are currently approximately sixty five thousand (65,000) distributors who are authorized to sell AJOL's products. Of the 65,000 distributors, approximately six thousand (6,000) are considered active commission earners, and approximately seven hundred (700) of those maintain storefront businesses displaying our products referred to as "Cabins." Subscribers that are also distributors who sell our products on a full time basis independently operate these "Cabins." We do not grant any exclusive distribution rights based on geographic boundaries.

         We believe that our network distribution system appeals to a broad cross-section of people in Japan including those seeking to supplement family income and start small, in-home businesses. We believe that network marketing is an ideal way to market our products because the use of such products is enhanced by ongoing personal relationships with other distributors. In addition, our utilization of the multi-level network marketing and distribution system allows us to minimize the fixed costs of maintaining an in-house sales force.

          Basic demographic information regarding our subscribers is as follows:

                     AGE                           GENDER
                     ---                           ------

                     20's           21%            Male         64%
                     30's           32%            Female       36%
                     40's           22%
                     50's           18%
                     over 60        7%

         Most subscribers live in rural areas of Japan.

         Each subscriber may use up to an additional 98 different passwords to access our database. Subscribers may allocate passwords to family and friends to access our network. Thus, the demographics of the population actually using our database may be different than presented above. Based upon information provided by subscribers and password holders, we believe that multigenerational households use many MOJICO units. We believe that the MOJICO device is conducive to multigenerational use, especially elderly persons and young children because of its ease of use and because its handwritten input does not require additional computer, including keyboard, knowledge.

         We pay commissions on the sale of all tangible products, but none on services on which we receive commissions from the service providers. Commissionable sales do not reflect the purchase price paid by the purchaser.

         Distributors earn commission income on the sale of all tangible AJOL products, but none on services. Distributors are not required to maintain inventories, and therefore are not at financial risk if they do not complete sales. Distributors accept orders for MOJICO hardware as well as Kamome products and submit the orders to us for processing. We fill the orders and allocate the commission among the applicable levels of the distributor network.

         Total commissions paid to the various levels of the distributor network approximates fifty percent (50%) of the sales price of each MOJICO unit. For Kamome products, total commissions paid and costs of products are set to yield us a margin of twenty-three percent (23%) of the purchase price paid by the purchaser. The formula for commissions on Kamome products is as follows:

                  Sales Price - Cost of Product Sold = Gross Profit

                  Sales Price X 23% = AJOL Margin

                  Gross Profit - AJOL Margin = Commission

F. SALES OF PRODUCT AND SERVICES/SUBSCRIBER BASE

         The following is a table of MOJICO units sold, revenues derived from MOJICO hardware sales and subscriptions to our "Pan Pacific Online" interactive database which have been classified as product sales and network services in our financial statements. Other "On-line Services," as classified in our financial statements, are comprised of revenues from various food products that utilize our proprietary "kamome" brand. Commission revenue earned on sales of insurance, tickets to various events, travel packages and other sales through "Pan Pacific On-Line" is classified as "Other On-Line Services" in our financial statements.

----------------------- --------- --------------- -------- ------------------ --------
                        Mojico    Product Sales
   Fiscal Year End      Units      and Network    % of       Other On-Line    % of
      (March 31)          Sold       Services      Sales       Services        Sales
----------------------- --------- --------------- -------- ------------------ --------
    March 31, 2003        29,282    $117,822,356    87.3%        $17,163,468    12.7%
----------------------- --------- --------------- -------- ------------------ --------
    March 31, 2002        34,510     116,375,620    89.6%         13,537,232    10.4%
----------------------- --------- --------------- -------- ------------------ --------
    March 31, 2001        35,720     129,251,997    90.9%         12,998,276     9.1%
----------------------- --------- --------------- -------- ------------------ --------
    March 31, 2000        38,715     134,109,558    93.4%          9,411,544     6.6%
----------------------- --------- --------------- -------- ------------------ --------
    March 31, 1999        38,624     125,805,395    94.8%          6,912,462     5.2%
----------------------- --------- --------------- -------- ------------------ --------

         At September 30, 2002, we had 347,590 cumulative subscribers. The cumulative subscribers represent customers who have purchased MOJICO units. These customers can view the Pan Pacific Online database, but do not necessarily have access to our interactive feature. Of the 347,590 cumulative subscribers, approximately 100,000 have paid for access to our full interactive Pan Pacific Online database. In addition, they are eligible to purchase "Kamome" brand products and receive periodic mailings, which feature new "Kamome" products, and social and community service activities endorsed or sponsored by us.

         While all purchasers of our MOJICO products initially pay for subscriptions to our interactive database, they must renew their subscription status annually for approximately $85. We have not changed the annual dues for the last five (5) years and do not intend to make changes in the foreseeable future. New and renewed subscriptions are as follows:

----------------------- --------------------------------------------------------

   Six Months Ended
    September 30,                        Years Ended March 31,
----------------------- ----------- ---------- ---------- ---------- -----------
         2002              2002       2001       2000       1999        1998
----------------------- ----------- ---------- ---------- ---------- -----------

        47,130            94,319     82,885     64,642     45,146      26,756
----------------------- ----------- ---------- ---------- ---------- -----------

G. PATENTS AND TRADEMARKS HELD

         The Japan Patent Office issued a patent for MOJICO on December 24, 1998. The date of expiration for this patent is March 2, 2014. A similar patent was obtained in Taiwan on August 11, 1997. This patent will expire on April 1, 2016. A patent application for MOJICO was made in South Korea on March 30, 1996, which was subsequently granted. This Korean patent is valid until March 29, 2016.

         All three of the above-described patent applications were made by AJOL's then parent corporation, Forval. Pursuant to an agreement with Forval dated March 28, 2000, we acquired Forval's patent rights to the MOJICO in Japan, Taiwan, and South Korea.

         We currently own the rights to the following registered trademarks in
Japan: "Acube", "Pan Pacific Online", and "Kamome". Additionally, we own the registered trademark rights to "Pan Pacific Online" in the United States.

H. COMPETITIVE CONDITIONS

         To our knowledge there are no other companies that offer an identical combination of products and services to Japanese consumers. However, the market for companies that operate similar businesses i.e., providing interactive telecommunications products and/or services is highly and intensely competitive. We are and will continue to be in competition with companies with substantially longer operating histories, greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than that of AJOL.

         Our competitors include sellers of products that offer interactive telecommunications including, but not limited to, telephones, facsimile machines, and personal computers. Each of these means of telecommunication may have functions that are not available on, or are available at a lower cost than, the SF60. Similarly, the SF60 may have functionality not available from other means of interactive telecommunications and at a lower cost than high-end personal computers.

         A device with functions most similar to the company's SF60, is NTT L-mode fax machine. The L-mode fax machine features fax and e-mail capabilities as well as a liquid crystal display screen from which sixteen genres of information covering weather, shopping, restaurant, entertainment, travel and others may be accessed. The primary difference of the L-mode with our SF60 is the content of the database and their providers. The L-mode content is provided by for profit entities unrelated to NTT-West and NTT-East. NTT-West and NTT-East are companies resulting from the break-up of NTT. These entities pay fees to NTT-West and NTT-East for the privilege of providing content through the L-mode. NTT-West and NTT-East are restricted from providing any content and further limited from entering the market due to geographical restrictions, as a matter of Japanese law, on where they may conduct business. The content accessed through the SF60 is furnished by AJOL and our subscribers, who are not charged any fees for inclusion of content submitted in the database. Additionally, we do not have any geographical restrictions, imposed by Japanese law, as to where we may conduct business. We believe the L-mode caters to a different market from our SF60 for the following reasons:

--------------------------- --------------------- ---------------------------
                                    SF60                    L-MODE
--------------------------- --------------------- ---------------------------
Interactive                         Yes                       No
--------------------------- --------------------- ---------------------------
Database Sponsor                    PPOL             NTT-East or NTT-West
--------------------------- --------------------- ---------------------------
Content Provider              Subscribers and       Commercial entities
                              database sponsor      only: database sponsor
                                                    cannot provide content
--------------------------- --------------------- ---------------------------
Content Nature               Non-commercial and       Solely commercial
                                 commercial
--------------------------- --------------------- ---------------------------
Geographic Coverage              Nationwide        Limited to western Japan
                                                   for NTT-West and eastern
                                                     Japan for NTT- East
--------------------------- --------------------- ---------------------------
Fees for Inclusion of             No fees                Fees charged
Content
--------------------------- --------------------- ---------------------------
Social Activities for       Many throughout the              None
Subscribers                         year
--------------------------- --------------------- ---------------------------
Community Service           Many throughout the              None
Activities for Subscribers          year
--------------------------- --------------------- ---------------------------

        Other companies not currently operating in AJOL's industry may attempt to launch a business that is similar to or identical to AJOL's in the future. New or existing competitors may develop products and/or services comparable to or superior to those offered by AJOL. Competitors may devote substantially greater resources to the development and promotion of their products. They may also adapt more quickly to industry trends, new technologies, and customer preferences. As a result, there can be no assurances that AJOL will be able to compete effectively in the industry in which it operates. However, at this time, we have no knowledge of any other entities that may attempt to launch a business that is similar to or identical to AJOL's. Further, we believe that the (1) initial capital investment required, (2) time required to cultivate a subscriber base we possess, (3) know-how required to develop a database, such as ours, that is constantly updated, and (4) creation of a workforce are significant barriers to others who may desire to enter the market.

         Our subscribers obtain access to our network and database through the Internet or telephone service. Subscribers are given the option to connect through the Internet to avoid long distance telephone charges. The primary reason a customer would use our MOJICO product is to attain access to our proprietary database and access to association with fellow subscribers through the many social and community service events planned around the MOJICO. There are many functionalities available through the MOJICO that are available through Internet, computer, pen-based computer, telephone, or mail. MOJICO is not intended to be a substitute that will take the place of such competing products completely.

I. RESEARCH AND DEVELOPMENT ACTIVITIES

         We conduct research and development activities primarily aimed at improving the speed and stability of our central information processing systems. We contract out our research and development ("R&D") activities to external research laboratories. Our research and development expenditures for each of the last three fiscal years are as follows:

                              --------- --------------
                                             R&D
                                Year    Expenditures
                              --------- --------------
                              2003          $ 300,691
                              --------- --------------
                              2002          1,543,861
                              --------- --------------
                              2001          1,239,258
                              --------- --------------

         We expect to introduce the next generation of the MOJICO hardware in mid 2004. Total R&D costs to develop the next generation hardware are expected to total approximately $2,403,076.

J. ENVIRONMENTAL MATTERS

         Japanese law requires that we dispose of returned or damaged MOJICO units in an environmentally safe manner. We contract with a licensed company to provide this service on our behalf. The cost of the service is not material to us.

K. EMPLOYEE AND LABOR MATTERS

         We currently employ 76 persons on a full-time basis. We also employ 72 part-time employees and 58 others who are contracted through temporary employment agencies. We utilize part-time employees and those contracted through temporary employment agencies to provide specialized skills and clerical tasks on an "as needed" basis. Utilization of such personnel gives us the flexibility of expanding and contracting our staffing levels quickly as considered necessary by the level of our operations. None of our employees is represented by labor unions. We are not a party to any collective bargaining agreements or labor union contracts. We have not been the subject of any material strikes or employment disruptions in our history.

         PPOL has hired an administrative assistant, on a full time basis, to work in our United States office in Orange, California. None of PPOL's employees is expected to be represented by labor unions. PPOL is not a party to any collective bargaining agreements or labor union contracts. PPOL has not been the subject of any material strikes or employment disruptions in its history. Additionally, PPOL has entered into a management consulting contract with ECO2, LLC, an Orange County, California based company. Under the terms of the agreement, ECO2, LLC will provide guidance to AJOL and PPOL regarding: (a) corporate communications and investor relations in the U.S. and Japan; (b) preparation and maintenance of an English website; (c) planning and preparation of annual reports and shareholders' meetings; (d) assisting PPOL's legal counsel and accountants with SEC and related filings; (e) recruitment of outside directors; (f) site selection and operation of PPOL's headquarters in the U.S.;
(g) assistance in translation of documents, and (h) such other business matters on which PPOL or AJOL may request guidance. The initial term of the agreement is for twelve (12) months commencing September 25, 2002 at $30,000 per month and is automatically renewable for successive terms of one (1) year, unless either party provides at least ninety (90) days written notice to the other party prior to the termination of the initial or any renewal term.

L. HEAD OFFICE

         AJOL's corporate office is located at the Aoyama Oval Building 3F, Jingu-mae 5-52-2, Shibuya-ku, Tokyo, Japan 150-0001 (telephone 03-5467-3015). PPOL's corporate office is located at One City Boulevard West, Suite 870, Orange, California 92868.

M. FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         (1) PPOL

         PPOL has not derived any revenue either domestically or internationally from the operation of any business during the last three fiscal years and does not currently intend to actively operate any business, either within the United States or internationally, other than holding 100% of the common stock of AJOL, except that, PPOL has entered into two (2) separate service agreements with its two (2) majority shareholders, namely, Forval Corporation and Leo Global Fund, to provide them research on investment opportunities and market trends in the United States. During the quarter ended December 31, 2002, PPOL received consideration of $493,858 in connection with the foregoing services.

         (2) PPOL's Subsidiary (AJOL)

         For each of the last three fiscal years, all of AJOL's operations have been conducted in Japan, and AJOL currently has no operations in countries other than Japan.

ITEM 2.     PROPERTIES
            ----------

         PPOL leases a 1,793 square foot administrative office suite located at One City Boulevard West, Suite 870, Orange, CA 92868. The lease commenced October 1, 2002 and expires September 30, 2004. The lease does not provide for options to extend or renew the lease.

         AJOL sub-leased the sixth floor, comprising approximately 10,623 square feet, located in the Oval Building in Tokyo, Japan, from Forval Corporation, which owns 59.17% of PPOL's common shares. This facility was utilized as AJOL's headquarters until the sub-lease was cancelled on March 31, 2003 without penalty. The sub-lease originally commenced and was set to expire on April 1, 2002 and March 31, 2004, respectively.

         AJOL subsequently leased the larger third floor, comprising approximately 11,818 square feet located in the same Oval Building in Tokyo, Japan, directly from the landlord. This facility is currently utilized as AJOL's headquarters. The lease term is April 1, 2003 to March 31, 2005. This facility now houses the finance and accounting department which was previously located in a separate building as described below.

         AJOL also leased one floor, comprising approximately 1,497 square feet, located in the Shibuya Yasuda Building in Tokyo, Japan. This facility was utilized by AJOL's finance and accounting department until March 31, 2003 when it relocated with all other AJOL departments to the third floor in the Oval Building described above.


ITEM 3.     LEGAL PROCEEDINGS
            -----------------

         None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended March 31, 2003.


PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            -------------------------------------------------------------
MATTERS
-------

         There is no established public trading market for the Company's common stock, $0.001 par value. On May 30, 2003, taking into account the Company's 1 for 7 reverse stock split, effective August 15, 2002, there were approximately 1,219 shareholders of record of the Company's common stock. The Company intends to file an application for listing of its common stock on the OTC bulletin board.

         The declaration of any dividends in the future by the Company is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future projects and other factors deemed relevant by our board of directors. PPOL has not paid any cash or other dividends on its common stock since its inception and currently does not intend to pay dividends in the foreseeable future.

         Effective August 15, 2002, PPOL issued a total of 17,095,174 shares of common stock in exchange for all 7,000 shares of the issued and outstanding shares of AJOL. In this transaction, PPOL issued 10,647,594 shares to Forval Corporation, a Japan corporation ("Forval") in exchange for Forval's 5,000 shares of AJOL stock, and 6,447,580 shares to Leo Global Fund ("Leo"), a Cayman Islands Fund, in exchange for the remaining 2,000 shares of AJOL stock owned by Leo.

         This transaction was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933, as amended, and rule 506 promulgated thereunder. Both Forval and Leo qualified as "accredited investors" as per Rule 501(a) of the Securities Act of 1933, as amended, and neither received any general solicitations in regard to the sale.


ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

         The following selected consolidated financial data as of and for the years ended March 31, 1999, 2000, 2001, 2002 and 2003 have been derived from and qualified by reference to our audited consolidated financial statements.

                                                        YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------
                                     1999         2000          2001         2002          2003
                                ------------- ------------ ------------- ------------ --------------
                                         (U.S. dollars in thousands, except per share data)
NET REVENUES                     $132,717,857 $143,521,102  $142,250,273 $129,912,852  $134,985,824
Net Income                          2,487,511    3,717,883    (1,564,934)   2,997,017     5,995,682
Net Income per common share              0.15         0.21         (0.09)        0.18          0.34
Total Assets                      176,910,239  196,893,068   166,270,537  154,783,604   161,548,658
Long-term obligations                     ---          ---           ---          ---           ---
Cash dividends declared per
common share                              ---          ---          0.06         0.05          0.05



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

         You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed under "Risk Factors" discussed below. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

         PPOL was incorporated in California on May 19, 1993. PPOL, originally named Diversified Strategies, Inc., was formed pursuant to an Order Confirming Debtors Joint Plan of Reorganization of the United States Bankruptcy Court for the Central District of California dated November 20, 1992 in the combined cases of IN RE SELECTTV OF CALIFORNIA, INC. and IN RE TELSTAR SATELLITE CORPORATION OF AMERICA. Pursuant to the Joint Plan of Reorganization, creditors and shareholders of the two bankrupt companies, and certain other parties, surrendered their claims and interests against the bankrupt companies and, in exchange, received stock in PPOL.

         PPOL did not engage in any significant business activities prior to its acquisition of AJOL. Such acquisition was effective April 1, 2002. In connection therewith, the name of the company was changed to PPOL. Between its date of incorporation and its acquisition of AJOL, PPOL was a corporation seeking to merge with or acquire a viable operating company. Consequently, as of September 30, 1999, September 30, 2000 and September 30, 2001 and the years then ended, PPOL had no material assets or liabilities, no revenue, and incurred only immaterial administrative and franchise tax expenses.

         Effective April 1, 2002, PPOL acquired one hundred percent of the issued and outstanding stock of AJOL from AJOL's pre-transaction shareholders. In exchange for the AJOL shares, PPOL issued common stock such that immediately after the transaction, the pre-transaction shareholders of AJOL owned ninety-five percent (95%) of the issued and outstanding shares of PPOL. The holdings of the pre-transaction shareholders of PPOL were diluted by the issuance of the new shares such that immediately after the transaction, the pre-transaction shareholders of PPOL owned five percent (5%) of the total issued and outstanding shares of PPOL. Virtually all of PPOL's consolidated activities are conducted through its wholly-owned subsidiary, AJOL.

         AJOL was incorporated in Japan in 1991. Through the operations of AJOL, the Company is primarily engaged in sales in Japan of multi-functional telecommunications equipment called MOJICO and the sale of an on-line network service called Pan Pacific Online, through which subscribers communicate using the MOJICO equipment. AJOL has no sales in the United States. AJOL does not engage in any manufacturing activities, and all of the MOJICO equipment is manufactured exclusively for AJOL by vendors located primarily in Japan. The MOJICO equipment is currently in its fourth generation of technology and combines certain attributes of a telephone and fax machine with a liquid crystal display screen. The MOJICO equipment is paper based in that it allows users to transmit hand written communication to other subscribers. AJOL believes that the transmission of hand-written communication is important and accepted in Japan because of the use of KANJI symbols and characters whose meanings vary by the manner in which the characters are physically written.

         AJOL's sources of revenue consist of sales of the MOJICO equipment, subscriber fees for use of the Pan Pacific Online service, and the sale of goods and services to Pan Pacific Online subscribers. An important goal of AJOL is to increase the number of subscribers using the Pan Pacific Online Service by offering its paper based communication system to subscribers in countries other than Japan which utilize KANJI characters extensively and by integrating the MOJICO system with technologically competitive internet and cellular telephone technologies.

         AJOL is involved in providing information and mail order services for its members by a telecommunications infrastructure, as a base through its proprietary network terminal (SF-60).

         From a macro viewpoint, AJOL is involved in the Network Service Provider (NSP) industry. Within this industry categorization, the Internet has taken the lead. As a trend of the industry, the revenues derived have not exceeded the excessive plant-and-equipment investment required for the telecom infrastructure, high connection fees and subscriber acquisition costs. However, AJOL offers its proprietary network service through its "handwritten database" using the Internet . Information dispatch can be performed in "handwriting" from the terminal of SF60 in which complicated operations are not required by the subscriber seeking access to the proprietary database. In addition, AJOL is not merely a network service provider enterprise. At the core of our corporate value is face to face interchange amongst our subscribers. AJOL holds approximately 500 meetings throughout Japan on an annual basis where its subscribers meet other subscribers. Within the background of AJOL's continued profitability in the turbulent NSP industry is its close interpersonal contact with its subscribers.


BASIS OF PRESENTATION

         INACTIVE PERIODS. PPOL was inactive at September 30,1999, 2000 and 2001 and for the years then ended, with the exception of incurring immaterial administrative costs in each of those periods. The six month period ended March 31, 2002 was also inactive except for the certain professional fees and similar costs incurred in connection with the acquisition of AJOL which was effective April 1, 2002.

         ACQUISITION OF AJOL. Effective April 1, 2002, PPOL acquired one hundred percent of the outstanding stock of AJOL. The transaction was accounted for as a purchase and constitutes an "Acquired Business" within the meaning of Rule 3-05. AJOL has historically reported its operations on the basis of a fiscal year ending March 31, and PPOL has adopted March 31 as its fiscal year for consolidated financial reporting beginning effective March 31, 2002. AJOL maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in Japan. Certain adjustments and reclassifications have been incorporated in the financial information presented to conform with accounting principles generally accepted in the United States, (i.e. "GAAP"). AJOL reports its operations as a single business segment.

         PRODUCT SALES, NETWORK SERVICES. Product sales, sales of Pan Pacific Online subscriptions and the grant of distributor licenses are considered a bundled transaction for revenue recognition purposes. Revenue recognition from the sale of products and online subscriptions is deferred and recognized over the expected service period of the contracts. Costs are similarly deferred and matched against the revenue as it is recognized. Revenue from other online products and goods sold by Pan Pacific Online is recognized at the time the goods and products are delivered to the customer. All reported revenue is earned by AJOL's activities in Japan. The retail price of a MOJICO unit was approximately $2,865 as of March 31, 2003. The average price for an annual subscription to Pan Pacific Online, exclusive of the cost of the MOJICO equipment was $75 for the year ended March 31, 2003. AJOL anticipates that the average cost of the MOJICO equipment and Pan Pacific Online subscriptions will remain to be $2,865 and $75, respectively, for the foreseeable future. During the fiscal years ended March 31, 2003, 2002 and 2001, MOJICO unit sales were 29,282, 35,210 and 35,720, respectively.

         OTHER ON-LINE PRODUCTS. AJOL's has created a proprietary brand "Kamome" for use in the sale of products associated with AJOL. Kamome products may only be purchased by subscribers to the Pan Pacific Online network. The Kamome brand is granted to companies that sell products to AJOL through a distribution agreement with AJOL, and which pass AJOL's quality control criteria. The Kamome brand is added to the selling company's existing brand, and products are sold with dual branding. Additionally, AJOL is using the Kamome brand as a private brand on a limited basis. Kamome products appear in catalogs which are distributed quarterly to subscribers and updated via the AJOL database system.

         COST OF SALES. Cost of sales are substantially comprised of the acquisition cost of products sold, and writeoffs of products considered to be slow moving or obsolete.

         DISTRIBUTOR INCENTIVES. Distributor incentives are primarily comprised of commissions paid to its distributors. AJOL pays commissions at the rate of 76% of "commissionable sales" on the sale of all tangible products, but none on services on which AJOL receives commissions from the service providers. Commissionable sales do not reflect the purchase price paid by its purchaser. Rather, the commissionable sales amount is determined solely by AJOL for each product to yield AJOL an aggregate margin targeted at 23% of the purchase price paid by the purchaser, in the aggregate, after deducting commissions paid and cost of goods sold.

         Distributors earn commission income on the sale of all tangible AJOL products, but none on services. Distributors are not required to maintain inventories, and therefore are not at financial risk if they do not complete sales. Distributors accept orders for MOJICO hardware as well as Kamome products and submit the orders to AJOL for processing. AJOL fills the orders and allocates the commission among the applicable levels of the distributor network. Currently, fifty percent (50%) of the sales price of each MOJICO unit is paid to subscriber distributors based on a commission schedule, which spreads the payout among the various levels of the distributor network. For MOJICO unit sales, this equates to 76% of "commissionable sales" described in the previous paragraph. In addition, distributor incentives include assistance payments made to distributors who establish retail outlets referred to as "Cabins." Subscribers that are also distributors who sell AJOL products on a full time basis independently operate these "Cabins". AJOL does not grant any exclusive distribution rights based on geographic boundaries.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses are comprised of payroll and related costs, marketing, public relations, meetings held for subscribers and prospective subscribers, depreciation and amortization, lease fees, telecommunications, and other operating expenses incurred in the ordinary course of the Company's business.


Results of Operations

         The following table sets forth our operating results as a percentage of revenue for the periods indicated:

                                                       YEAR ENDED MARCH 31,
                                                     2001      2002     2003
                                                  ------------------------------
Revenues:
Product Sales, Network Sales                          90.9%     89.6%     87.3%
Other Online Products                                  9.1%     10.4%     12.7%
                                                  ------------------------------
     Total Revenues                                  100.0%    100.0%    100.0%
                                                  ------------------------------
Cost of Sales and Expenses:
Cost of Sales                                         24.4%     23.0%     22.4%
Distributor Incentives                                53.0%     52.9%     52.0%
Selling General and Administrative                    19.1%     18.0%     18.5%
                                                  ------------------------------
     Total Cost of Sales and Expenses                 96.5%     93.9%     92.9%
                                                  ------------------------------
                                                       3.5%      6.1%      7.1%
Operating Income
Other Income (Expense)                                 0.2%        -%    (0.6)%

Income Before Taxes                                    3.7%      6.1%      6.5%

Income Taxes                                           4.8%      3.8%      2.1%

                                                  ------------------------------
Net Income                                            (1.1)%     2.3%      4.4%
                                                  ------------------------------

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002


PRODUCT SALES AND NETWORK SERVICES. For the year ended March 31, 2003, revenues increased by 1.2% over the prior year from $116,375,620 in the year ended March 31, 2002 to $117,822,356 for the year ended March 31, 2003 despite the weakening Japanese economy. The increase is primarily the result of increasing subscription fees to PPOL's on-line services on both an initial basis and continuing basis. The increase in subscription fees was partially offset by a decline in MOJICO unit sales.


OTHER ON-LINE PRODUCTS. Overall revenues from other on-line products increased 26.8% for the year ended March 31, 2003 over the prior year from $13,537,232 to $17,163,468, respectively, and reflects AJOL's continuing shift of revenues from products with a higher gross margin. Additionally, Kamome product sales increased 66% or approximately $1.6 million as operational efficiencies have significantly shortened delivery times to customers. Commission earned from insurance contract sales also increased 20% or approximately $1.7 million as the base of PPOL network subscribers continues to increase.


COST OF SALES. While cost of sales increased with the increase in sales for the year ended March 31, 2003, cost of sales, expressed as a percentage of sales declined by 0.6% vs. the same period of the prior year. Management attributes the decline to revenue mix to higher gross profit percentage items. Additionally, the cost of the Mojico units have slightly declined.


DISTRIBUTOR INCENTIVES. While distributor incentives increased with the increase in sales for the year ended March 31, 2003, distributor incentives expressed as a percentage of sales decreased 0.9 %. The difference is attributable to revenues for which the amount of "commissionable sales" was lower than in the prior year. Specifically, the Company ceased paying their distributors commissions on the PPOL online initiation fee.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased of 7.2% from $23,356,430 to $25,030,237 for the years ended March 31, 2002 and 2003, respectively. This is attributable to holding more meetings for current and prospective members. The meetings are held, in part, as an investment in the future and thus the curtailment of meetings in times of weak economy will have a negative impact on the future growth of AJOL.


OTHER INCOME AND EXPENSE, NET. The significant increase in other expenses, net from $44,242 to $822,424 for the years ended March 31, 2002 and 2003 respectively is primarily attributable to the incurrence of professional fees and associated costs of the Company becoming a publicly traded corporation in the United States.


INCOME TAXES. Income taxes, expressed as a percentage of income before income taxes, decreased to 31.6% for the year ended March 31, 2003 vs. the prior year's 61.9% primarily due to lower deferred income tax expense in the year ended March 31, 2003 of approximately $1.5 million.


YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001


PRODUCT SALES AND NETWORK SERVICES. For the year ended March 31, 2002, revenues declined 9.9% from the prior year from $129,251,997 to $116,375,620, respectively, due primarily to the depressed state of the Japanese economy. The decline was exacerbated by the negative impact of the currency exchange rate as MOJICO unit sales declined by only 3.38% from 35,720 to 34,510.

OTHER ON-LINE PRODUCTS. Despite the decline in MOJICO product and network service revenues, revenues from other on-line products increased 4.2% for the year ended March 31, 2002 over the prior year from $12,998,276 to $13,537,232 and reflects the Company's continuing shift of revenues towards products with a higher gross margin.


COST OF SALES. For the year ended March 31, 2002, cost of sales, expressed as a percentage of sales decreased by 1.4% vs. the prior year. The primary cause is the Company's ongoing shift to a product mix with higher gross margin products.


DISTRIBUTOR INCENTIVES. For the year ended March 31, 2002, distributor incentives expressed as a percentage of sales was relatively static in comparison to the previous year. The Company employs a policy of providing distributors with a consistent incentive commission percentage.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses declined 14.2% for the year ended March 31, 2002 over the prior year from $27,212,732 to $23,356,430 and is attributable to management staying focused to reduce expenses. Concurrently, AJOL has used such reductions in expenses to hold more meetings for current and prospective members. The meetings are held, in part, as an investment in the future and thus the curtailment of meetings in times of weak economy will have a negative impact on the future growth of the company. Thus, meetings held during the year ended March 31, 2002 exceeded the number held in the prior year. Management is constantly evaluating its investment in the future against its current profitability.


OTHER EXPENSES, NET. During the year ended March 31, 2002, other income and expenses, net had a change of approximately $357,676 over the prior year from other income, net of $313,434 at March 31, 2001 to other expense, net of $44,242 at March 31, 2002. The primary cause of this change was a reduction in the amount of cash receipts from unidentifiable sources for the purchase of Kamome products. In Japan, payments are primarily received via direct wire transfers to the remittee's bank account and not by check or credit cards as in the United States. When the corresponding documentation is separately received, AJOL matches it to the appropriate remittance advice from the bank and arranges for the shipment of the related merchandise. AJOL waits for a period of four months for the corresponding documentation to be received. After the passage of four months, such unidentified cash receipts are booked to other income. While AJOL would honor subsequent receipt of the corresponding documentation, it has been extremely rare for AJOL to receive corresponding documentation after three months. Management attributes the decline in such cash receipts during the past year to the simplification of the corresponding documentation required by the remitter.


INCOME TAXES. Income taxes, expressed as a percentage of income before income taxes has decreased to 61.9% for the year ended March 31, 2002 as compared to the prior year's 129.8% primarily due to lower deferred income tax expense in the year ended March 31, 20002 of approximately $1.2 million.


INFLATION

             To date, the effects of inflation on our financial results have not been significant. We cannot provide assurances, however, that inflation will not affect us materially in the future.


LIQUIDITY AND CAPITAL RESOURCES


         Historically, our principal needs for funds have been for operating expenses including distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of operations throughout Japan. We have generally relied on cash flow from operations to meet our cash needs and business objectives without relying on long-term debt to fund operating activities.

         Cash and cash equivalents totaled $14,313,063 million at March 31, 2003, an increase of $2,596,170 from March 31, 2002. Cash provided from operations during 2003 was approximately $4,300,000 compared with $5,200,000 and $9,700,000, in 2002 and 2001, respectively. Cash used in investing activities, primarily comprised of purchasing property and equipment, was approximately $2,190,000, $2,850,000, and $6,380,000 for the years ended March 31, 2003, 2002 and 2001. Cash used for financing activities of $947,000, $925,000 and $951,000 during the years ended March 31, 2003, 2002 and 2001, respectively, was entirely for dividends paid to shareholders. AJOL currently has available a $2.5 million revolving bank credit facility with Mizuho Bank, a Japanese bank, that is generally used to finance temporary operating cash requirements at 0.98% above money market rates expiring on August 31, 2003. This credit line was unused at March 31, 2003 and 2002. Management believes that cash flow from operations and the revolving credit facility will adequately meet its working capital needs for the foreseeable future.


CURRENCY RISK AND EXCHANGE RATE INFORMATION


         PPOL uses the U.S. dollar as its reporting currency for financial statement purposes. PPOL conducts business through its international subsidiary that uses local currency (Japanese yen) to denominate its transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. All revenues and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. For example, in 2001, the Japanese yen significantly weakened, which reduced our operating results on a U.S. dollar reported basis. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, results of operations or financial condition.


        The resulting changes in the financial statements due to the fluctuating exchange rates do not indicate any underlying changes in the financial position of the international subsidiary but merely reflect the adjustment in the carrying value of the net assets of the subsidiary at the current U.S. dollar exchange rate. Due to the long-term nature of PPOL's investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. PPOL monitors its currency exposures but does not hedge its translation exposures primarily due to the long-term nature of its investment.


CRITICAL ACCOUNTING POLICIES

        The Company's accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily deferred costs and deferred revenue balances, allowance for doubtful accounts and allowance for obsolete inventory. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The Company reevaluates these significant factors as facts and circumstances change.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.


         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.


          In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No.9," which removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long- term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. This Statement does not currently apply to the Company.


         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.


         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.


        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this Statement will have a material effect on the financial statements.


         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this Statement will have a material effect on the financial statements.


RISK FACTORS


LIMITED OPERATING HISTORY


         We have a limited operating history in Japan upon which we can be evaluated. Any investment in us must be considered in light of the risks, expenses and difficulties encountered by companies in the early stage of development in new and rapidly evolving markets, including the risks described herein. The can be no assurances that we will be successful in addressing these risks.


LACK OF MARKET FOR PPOL'S SECURITIES


         There is no public trading market for PPOL's securities. PPOL intends to apply for inclusion of its common shares on the Over the Counter Electronic Bulletin Board ("OTCBB"). Generally, companies are eligible for quotation on the OTCBB sixty (60) days after the company files its Form 10 Registration Statement with the SEC and the SEC notifies the company that it has no further comments relating to the Form 10. PPOL will apply for OTCBB listing once it receives notice from the SEC staff that it has no further comments on this Form 10 Registration Statement. However, there can be no assurances that an active trading market will develop, even if the securities are accepted for quotation. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There are also no outstanding securities convertible into PPOL common stock, nor are there any outstanding options or warrants to purchase PPOL's common stock.


UNPROVEN BUSINESS MODEL


         We cannot predict whether or not we will be successful because our business model is unproven and its market is developing. It is too early to reliably ascertain market penetration for our products and services. If future demand for AJOL's products and services, including, but not limited to demand for the MOJICO hardware and Kamome brand products is lower than anticipated, or the costs of attracting subscribers is higher than anticipated, then our financial condition and results from operations will be materially and adversely affected.


FLUCTUATIONS IN OPERATING RESULTS


         Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include the demand for the telecommunications products and services offered by us, introduction of new products or services by us or our competitors, delays in the introduction or enhancement of products and services by us or our competitors, changes in our pricing policies or those of our competitors, our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, changes in the mix or Japanese vs. non-Japanese revenue, changes in foreign currency exchange rates, the mix of products and services sold by us and the channels through which those products and services are sold, general economic conditions, and specific economic conditions in Internet and related industries. Additionally, in response to evolving competitive conditions, we may elect from time to time to make certain pricing, service, marketing or acquisition decisions that could have a material adverse affect on its financial performance.


FOREIGN CURRENCY (YEN) FLUCTUATIONS


         Substantially all of our revenue and expenses are received and incurred in Japanese Yen. Variation in foreign exchange rates may substantially affect our revenue, expenses, and net income in U.S. dollar terms. In preparing our financial statements, we translate revenue and expenses from Yen into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to the Yen, our reported revenue, gross profits and net income will likely be reduced. For example, in 2001, the Japanese Yen significantly weakened, which reduced our operating results on a U.S. dollar reported basis. The Company's 2004 operating results could be similarly harmed if the Japanese Yen weakens from current levels. Given the unpredictability of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.


POOR JAPANESE ECONOMIC CONDITIONS


         Economic conditions in Japan have been poor in recent years and may worsen or not improve. Continued or worsening economic and political conditions in Japan could further reduce our revenue and net income.

RELIANCE ON HANDWRITTEN MOJI CHARACTERS AS PREFERRED METHOD OF WRITTEN COMMUNICATIONS


         We rely on the desire of subscribers and potential subscribers to use handwritten Moji (characters) as their preferred method of written communication as an underlying material assumption for the continuing success of its business. A subscriber's or potential subscriber's desire to use handwritten Moji (characters) is a matter of personal preference, which is unpredictable. Any negative changes in perception by subscribers and potential subscribers as to their desire to use handwritten Moji characters as their preferred method of written communication, for any reason, including the emergence of new, different, or alternative forms of written communications, could have a materially adverse affect on us and our business.


DEPENDENCE ON NEW SUBSCRIBERS


         Our operating results generally depend on revenues received from sales of the MOJICO product. In previous years, MOJICO sales have accounted for up to 78% of our annual revenue. MOJICO sales are primarily made to our new customers. As a result, future revenues are primarily dependent on our ability to generate new customers for our MOJICO hardware and Pan Pacific Online services. There can be no assurances that we will be able to continue to generate new subscribers at the rate that we have been able to in the past, nor that we will be able to generate sufficient new subscribers to remain profitable. We do not have any substantial historical basis for predicting the rate of increase in our subscriber base.


DEPENDENCE ON SUBSCRIBERS FOR CONTENT OF NETWORK


         The information transmitted to our subscribers via our information network Pan Pacific Online is primarily generated by other of our subscribers. There can be no assurances that our subscribers will continue to generate information that other subscribers will find sufficiently entertaining, useful, or desirable so as to allow us to profitably market the products and services that provide access to our network.


LIABILITY FOR CONTENT OF NETWORK


         As a provider of messaging and communications services, we may incur liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our information network. To minimize our liability, we use a centralized hub to manually process and screen hard copies for adult themes, slander, patent/copyright infringement and objectionable material. However, there can be no assurances that we will be able to effectively screen all of the content generated by our subscribers. We may be exposed to liability with respect to this content. Our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Our liability coverage limit is 100,000,000 Japanese yen, approximately $830,000 at current exchange rates, per occurrence. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse affect on our reputation, financial condition, and operating results.


RELIANCE ON EXISTING DISTRIBUTORS AND NEED TO RECRUIT ADDITIONAL DISTRIBUTORS


         We depend on subscriber distributors to generate substantially all of our revenues. To increase our revenue, we must increase the number of and/or the productivity of our distributors. Our distributors may terminate their status as a distributor at any time. The number of distributors may not increase and could decline in the future. We cannot accurately predict how the number and productivity of distributors may fluctuate because we rely upon our existing distributors to recruit, train and motivate new distributors. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

     The loss of a group of high-level distributors, or a group of leading distributors in the distributor's network of lower level distributors, whether by their own choice or through disciplinary actions for violations of our policies and procedures could negatively impact the growth of distributors and our revenue. There is no leading distributor whose departure, alone, will have a material impact on the financial position or results of operations.


         In addition, our operations in Japan face significant competition from existing and new competitors. Our operations would also be harmed if our planned growth initiatives fail to generate continued interest and enthusiasm among our distributors in this market and fail to attract new distributors.


DEPENDENCE ON MR. AOTA


         We are highly dependent upon our President Yoshihiro Aota to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota's talents, efforts, personality and leadership have been, and continue to be, critical to us and our success. The diminution or loss of the services of Mr. Aota, and any negative market or industry perception arising from that diminution or loss, would have a material adverse affect on our business. We are investigating, but have not obtained "Key Executive Insurance" with respect to Mr. Aota.


         One of our business strategies is to reduce our dependence on Mr. Aota. This will be done through additional external training courses of employees and flattening of the organization to three levels, senior management, leaders, general, so more employees get on the job training from senior management. We have also involved more staff on strategic planning and product development task teams. Externally, our distributors have become more knowledgeable and are making presentations to prospective subscribers. If we are unsuccessful in accomplishing this strategy, and Mr. Aota's services become unavailable, our business and prospects could be materially adversely affected. We do not have an employment agreement with Mr. Aota. If we lose Mr. Aota's services, for any reason, including as a result of Mr. Aota's voluntary resignation or retirement, our business could be materially adversely affected.


FAILURE OF NEW PRODUCTS AND SERVICES TO GAIN MARKET ACCEPTANCE


         A critical component of our business is our ability to develop new products and services that create enthusiasm among our distributor force. If any new product or service fails to gain market acceptance, for any reason including quality problems, this could harm our results of operations.


LOSING SOURCES OF KAMOME PRODUCTS


         The loss of any of our sources of Kamome products, or the failure of sources to meet our needs, could restrict our ability to distribute Kamome products and harm our revenue as a result. Further, our inability to obtain new sources of Kamome products at prices and on terms acceptable to us could harm our results of operations.


COMMENCING FOREIGN OPERATIONS


         We are exploring the possibility of commencing business activities in South Korea, China, and Taiwan. In past years, these nations have experienced significant economic and/or political instability. If we commence business activities in these nations, future instability will have a material adverse affect on our ability to do business in these nations and may jeopardize our investment in establishing business operations in those countries.


COMPETITION WITH TECHNICALLY SUPERIOR PRODUCTS AND SERVICES


         Our products and services utilize the facsimile-like MOJICO hardware and rely on human personnel to screen and process information for our database. Our products and services are much less technically sophisticated than those offered by other companies offering interactive telecommunications products and services. This may put us at a substantial competitive disadvantage with present and/or future competitors.

INTERNET USAGE RATES AND LONG DISTANCE TELEPHONE RATES


         Our subscribers obtain access to AJOL's network via either the Internet or telephone service. The costs that subscribers incur in obtaining access to our network via these channels are beyond the control of AJOL. Any increase in long distance telephone rates or rates for accessing the Internet could materially and adversely affect demand for our products and services.


RELIANCE ON INTERNET AS TRANSMISSION MEDIUM


         Our future success will depend upon our ability to route our customers' traffic through the Internet and through other data transmission media. Our success is largely dependent upon the viability of the Internet as a medium for the transmission of subscriber related data. There can be no assurance that the Internet will prove to be a viable communications media, that document transmission will be reliable, or that capacity constraints which inhibit efficient document transmission will not develop. The Internet may not prove to be a viable avenue to transmit communications for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, traffic congestion, inconsistent quality or speed of service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or lack of timely development and commercialization of performance improvements.


TECHNOLOGICAL CHANGES OF THE MESSAGING AND COMMUNICATIONS INDUSTRY


         The messaging and communications industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete.


         Our success depends, in part, on our ability to develop new services, functionality and technology that address the needs of existing and prospective subscribers. If we do not properly identify the feature preferences of subscribers and prospective subscribers, or if we fail to deliver features that meet their standards, our ability to market our products and services successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.


         We must accurately forecast the features and functionality required by subscribers and prospective subscribers. In addition, we must design and implement service enhancements that meet subscriber requirements in a timely and efficient manner. We may not successfully determine subscriber and prospective subscriber requirements and may be unable to satisfy their demands. Furthermore, we may not be able to design and implement a service incorporating desired features in a timely and efficient manner. In addition, if subscribers do not favorably receive any new service offered by us, our reputation could be damaged. If we fail to accurately determine desired feature requirements or service enhancements or to market services containing such features or enhancements in a timely and efficient manner, our business and operating results could suffer materially.


POSSIBLE INADEQUATE INTELLECTUAL PROPERTY PROTECTIONS


         Our success depends to a significant degree upon our proprietary technology. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our proprietary technology. However, these measures provide only limited protection, and the Company may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, we may face challenges to the validity and enforceability of our proprietary rights and may not prevail in any litigation regarding those rights. Any litigation to enforce our intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business.


POSSIBLE INFRINGEMENT CLAIMS


         We could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our distributors and users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial conditions and results of operations.


POSSIBLE SYSTEM FAILURE OR BREACH OF NETWORK SECURITY


         Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. As precautions, we utilize distributed processing systems, back-up systems, Internet firewalls, 24/7 installation environment surveillance, and private power generators as backup. There can be no assurance that our existing and planned precautions of backup systems, regular data backups and other procedures will be adequate to prevent significant damage, system failure or data loss.


         Despite the implementation of security measures, our infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems. Persistent problems continue to affect public and private data networks, including computer break-ins and the misappropriation of confidential information. Computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the individuals and businesses utilizing our services, which may result in significant liability to us and also may deter current and potential subscribers from using our services. Any damage, failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers could have a material adverse effect on our business, prospects, financial condition and results of operations.


RELIANCE ON THIRD PARTY ACCESS FOR TELECOMMUNICATIONS


         We rely on third parties to provide our subscribers with access to the Internet. There can be no assurance that a third party's current pricing structure for access to and use of the Internet will not change unfavorably and, if the pricing structure changes unfavorably, our business, prospects, financial condition and results of operations could be materially and adversely affected.

EFFECT OF GOVERNMENT REGULATIONS


         We provide access to our database and services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulatory government agencies. These regulations affect the prices that subscribers must pay for transmission services, the competition we face from telecommunications services and other aspects of our market. There can be no assurance that a existing or future laws, governmental action or rulings will not materially and adversely affect our operations. Additionally, we operate through a network marketing strategy which is subject to government regulation concerning consumer protection. Changes in these regulations could affect compliance with these regulations and jurisdictions where we carry on our business.


DEPENDENCE ON VENDOR


         The Mojico machine is produced by Funai Electric Co ("Funai") which is a former shareholder of AJOL. Should Funai become incapable or unwilling to produce the Mojico for any reason, we could face a temporary decline in Mojico sales until another electronics manufacturer is sourced and ready to produce the machines. AJOL owns the patent rights to the Mojico and the technical production requirements of the Mojico can be met by other electronics manufacturers.


CONTROL BY OFFICERS AND DIRECTORS


         Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own common stock representing approximately 95% of PPOL.


MINORITY SHAREHOLDER STATUS


         Forval Corporation and Leo Global Fund, former direct shareholders of AJOL, hold 59.17% and 35.83% respectively of PPOL's common stock. Acting alone, Forval Corporation, as a majority shareholder, has significant influence on PPOL's policies. Forval Corporation and Leo Global Fund, collectively, control 95% of PPOL's outstanding shares, representing 95% of PPOL's voting power. As a result, Forval Corporation and Leo Global Fund, acting together, will have the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of PPOL's entire Board of Directors, any merger, consolidation or sale of all or substantially all of PPOL's assets, and the ability to control PPOL's and our management and affairs.


NO LOCK-UP AGREEMENT BETWEEN FORVAL CORPORATION AND LEO GLOBAL FUND


         To date, PPOL has not entered into a separate lock-up arrangement with Forval Corporation and Leo Global Fund pursuant to which these shareholders would agree to be subject to volume and sale restrictions that will limit their ability to sell shares in addition to the restrictions set forth under Rule 144. If a suitable lock-up agreement is not in effect, then Forval Corporation and/or Leo Global Fund may be eligible to sell a large volume of shares, which could cause the price of PPOL's shares to decline.

NO HISTORY AS REPORTING COMPANY


         Prior to the effective date of the PPOL's filing of Form 10, PPOL has never been a public company, subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, and PPOL expects that the obligations of being a public company, including substantial public reporting and investor relations obligations, will require significant additional expenditures, place additional demands on PPOL's and our management and may require the hiring of additional personnel. PPOL and we may need to implement additional systems in order to adequately function as a reporting public company. Such expenditures could adversely affect our financial condition and results of operations.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         The information required by Item 7A of this Form 10-K is incorporated herein by reference to the information contained above in Item 7 of this Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Currency Risk and Exchange Rate Information" and "Foreign Currency
(Yen) Fluctuations."


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

1. Information required by this item appears at pages F-1 through F-17, attached to this Form 10-K report.


2. FINANCIAL STATEMENT SCHEDULES: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is set forth in the financial statements or notes thereto.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.


PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

         The information required by this Item 10 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2003.


ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

         The information required by this Item 11 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2003.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

         The information required by this Item 12 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2003.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
             ----------------------------------------------------

         The information required by this Item 13 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2003 and in Note 5 of the consolidated financial statements contained in this Form 10-K report.


ITEM 14.     CONTROLS AND PROCEDURES
             -----------------------

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective. There were no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV


ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             ---------------------------------------------------------------

         (a)      The following documents are filed as part of this report:

                  (1) The financial statements required by Item 8 of this report are filed in this report on pages F1 - F17.

                  (2) Financial statement schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                  (3)       See exhibit list below.

         (b)      Reports on Form 8-K: None.

         (c) Exhibits: The following exhibits were previously filed as exhibits to the Company's registration statement on Form 10, filed on November 1, 2002, and are incorporated herein by reference, unless otherwise noted.

                  Exhibits:

                  2.0      Stock Purchase and Business Combination Agreement

                  3.1      Articles of Incorporation and Amendments thereto

                  3.2      Bylaws

                  10.1     Yamamoto Employment Contract

                  10.2     Nakamura Employment Contract

                  10.3     Nishikawa Employment Contract

                  10.4     Kanazawa Employment Contract

                  10.5     Kamada Employment Contract

                  10.6 Consulting services Agreement between PPOL, Inc. and ECO2, LLC dated September 25, 2002.

                  21       Subsidiaries of PPOL

                  99.1     Certification - filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 11, 2003.

                                       PPOL, INC.


                                       By: /s/  Nobuo Takada
                                           ------------------
                                           Nobuo Takada, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 11, 2003.

      SIGNATURE                      CAPACITY IN WHICH SIGNED
      ---------                      ------------------------

/s/  Nobuo Takada               Chief Executive Officer
---------------------            (Principle Executive Officer)
Nobuo Takada




/s/ Kazushige Shimizu           Chief Financial Officer
----------------------           (Principal Financial Officer and Accounting
Kazushige Shimizu                 Officer)

CERTIFICATION

         I, Nobuo Takada, Chief Executive Officer of the registrant, certify that:

1.       I have reviewed this annual report on Form 10-K of PPOL, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 11, 2003


/s/  Nobuo Takada
-----------------
Nobuo Takada
Chief Executive Officer

CERTIFICATION

I, Kazushige Shimizu, Chief Financial Officer of the registrant, certify that:

1.       I have reviewed this annual report on Form 10-K of PPOL, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/  Kazushige Shimizu
----------------------
Kazushige Shimizu
Chief Financial Officer

                                   PPOL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001







                                    CONTENTS

                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                                F1

CONSOLIDATED FINANCIAL STATEMENTS:
  Balance Sheets                                                            F2
  Statements of Income and Comprehensive Income                             F3
  Statement of Shareholders' Deficit                                        F4
  Statements of Cash Flows                                                  F5
  Notes to Consolidated Financial Statements                              F6-F17

                           STONEFIELD JOSEPHSON, INC.


Board of Directors
PPOL, Inc.
Orange, California


We have audited the accompanying consolidated balance sheets of PPOL, Inc. (formerly Diversified Strategies, Inc.) as of March 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders' deficit, and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the three years March 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
July 10, 2003


                                                  PPOL, INC.

                                          CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                                       March 31,               March 31,
                                                                         2003                    2002
                                                                         ----                    ----
CURRENT ASSETS:
  Cash and cash equivalents                                         $    14,313,063         $    11,716,893
  Trade accounts receivable, net of allowance for
    doubtful accounts of $212 and $7,000                                    149,313               2,390,823
  Inventories                                                             2,920,320               1,077,047
  Advance payments to related parties                                     3,491,610               1,987,008
  Deferred costs                                                         66,323,721              63,790,686
  Deferred income taxes                                                   9,944,929              10,055,692
  Lease deposit, related party                                              606,852                      --
  Prepaid expenses and other                                                875,258                 354,514
                                                                    ----------------        ----------------

          Total current assets                                           98,625,066              91,372,663

PROPERTY AND EQUIPMENT, NET                                               7,420,085               6,927,851
DEFERRED COSTS                                                           47,563,043              48,323,407
DEFERRED INCOME TAXES                                                     6,368,748               6,693,738
LEASE DEPOSITS, INCLUDING RELATED PARTIES                                   744,905                 601,167
OTHER ASSETS                                                                826,811                 864,778
                                                                    ----------------        ----------------

                                                                    $   161,548,658         $   154,783,604
                                                                    ================        ================

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including related parties                       $     8,612,478         $    12,731,466
  Advances received                                                      10,929,498               2,342,533
  Deferred revenue                                                       88,782,468              86,013,083
  Income taxes payable                                                      876,609               1,458,752
  Other current liabilities                                                 926,926               1,624,743
                                                                    ----------------        ----------------

          Total current liabilities                                     110,127,979             104,170,577
                                                                    ----------------        ----------------

DEFERRED REVENUE

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' DEFICIT:                                                   61,535,697              62,423,884
                                                                    ----------------        ----------------
  Common Stock; $0.001 par value; 100,000,000 shares
    authorized; 17,994,920 and 17,095,174 shares issued and
        outstanding as of March 31, 2003 and 2002, respectively              17,995                  17,095
  Additional paid-in capital                                              3,367,157               3,392,605
  Total other comprehensive gain                                          3,210,834               6,538,859
  Accumulated deficit                                                   (16,711,004)            (21,759,416)
                                                                    ----------------        ----------------

          Total shareholders' deficit                                   (10,115,018)            (11,810,857)
                                                                    ----------------        ----------------

                                                                    $   161,548,658         $   154,783,604
                                                                    ================        ================

                                  The accompanying notes are an integral part
                                 of these consolidated financial statements.

                                                         PPOL, INC.

                                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                               Year ended              Year ended             Year ended
                                             March 31, 2003          March 31, 2002         March 31, 2001
                                             --------------          --------------         --------------
NET REVENUE:
  Product sales and network services        $     117,822,356        $     116,375,620       $    129,251,997
  Other on-line services                           17,163,468               13,537,232             12,998,276
                                            ------------------       ------------------      -----------------

          Total                                   134,985,824              129,912,852            142,250,273
                                            ------------------       ------------------      -----------------

COSTS AND EXPENSES:
  Cost of sales                                    30,191,220               29,943,101             34,663,611
  Distributor incentives                           70,175,111               68,694,708             75,435,194
  Selling, general and administrative
    expenses                                       25,030,237               23,356,430             27,212,732
                                            ------------------       ------------------      -----------------

          Total costs and expenses                125,396,568              121,994,239            137,311,537
                                            ------------------       ------------------      -----------------

OPERATING INCOME                                    9,589,256                7,918,613              4,938,736
                                            ------------------       ------------------      -----------------

OTHER (EXPENSE) INCOME:
  Interest expense                                     (1,784)                  (8,155)                     -
  Other (expense) income, net                       (820, 640)                 (36,087)               313,434
                                            ------------------       ------------------      -----------------

          Other (expense) income, net                (822,424)                 (44,242)               313,434
                                            ------------------       ------------------      -----------------

INCOME BEFORE INCOME TAXES                          8,766,832                7,874,371              5,252,170
                                            ------------------       ------------------      -----------------

INCOME TAXES:
  Current                                           2,335,397                2,903,977              3,633,349
  Deferred                                            435,753                1,973,377              3,183,755
                                            ------------------       ------------------      -----------------

          Total income taxes                        2,771,150                4,877,354              6,817,104
                                            ------------------       ------------------      -----------------

NET INCOME                                          5,995,682                2,997,017             (1,564,934)

OTHER COMPREHENSIVE (LOSS) GAIN,
   Cumulative foreign currency translation         (3,328,025)               1,573,736              7,689,322
                                            ------------------       ------------------      -----------------

COMPREHENSIVE INCOME                        $       2,667,657        $       4,570,753       $      6,124,388
                                            ==================       ==================      =================

NET INCOME PER COMMON SHARE,
  Basic and diluted                         $            0.34        $            0.18       $          (0.09)
                                            ==================       ==================      =================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -
  basic and diluted                                17,658,751               17,095,174             17,095,174
                                            ==================       ==================      =================

                                  The accompanying notes are an integral part
                                 of these consolidated financial statements.

                                                            PPOL, INC.

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT


                                    Common Stock          Additional   Cumulative Other                         Total
                                    ------------            Paid-In      Comprehensive     Accumulated      Shareholders'
                                Shares         Amount       Capital      (Loss) Gain         Deficit           Deficit
                                ------         ------       -------     ---------------      -------           -------
Balance, March 31, 2000         17,095,174      $ 17,095   $ 3,392,605   $   (2,724,199)  $ (21,315,638)    $  (20,630,137)

Cumulative foreign
  currency translation
  adjustment                                                                  7,689,322                          7,689,322
Dividends paid                                                                                 (950,650)          (950,650)
Net income                                                                                   (1,564,934)        (1,564,934)
                            ---------------   ----------- -------------  ---------------  --------------    ---------------

Balance, March 31, 2001         17,095,174        17,095     3,392,605        4,965,123     (23,831,222)       (15,456,399)

Cumulative foreign
  currency translation
  adjustment                                                                  1,573,736                          1,573,736
Dividends paid                                                                                 (925,211)          (925,211)
Net income                                                                                    2,997,017          2,997,017
                            ---------------   ----------- -------------  ---------------  --------------    ---------------

Balance, March 31, 2002         17,095,174        17,095     3,392,605        6,538,859     (21,759,416)       (11,810,857)

Cumulative foreign
  currency translation
  adjustment                                                                 (3,328,025)                        (3,328,025)
Common stock issuance
   for acquisition of
   Diversified Strategies,

   Inc.                            899,746           900       (25,448)                                            (24,548)
Dividends paid                                                                                 (947,270)          (947,270)
Net income                                                                                    5,995,682          5,995,682
                            ---------------   ----------- -------------  ---------------  --------------    ---------------

Balance, March 31, 2003         17,994,920    $   17,995  $  3,367,157   $    3,210,834   $ (16,711,004)    $  (10,115,018)
                            ===============   =========== =============   ==============  ==============    ===============


                                            The accompanying notes are an integral part
                                           of these consolidated financial statements.

                                                         PPOL, INC.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended            Year ended          Year ended
                                                                    March 31, 2003        March 31, 2002      March 31, 2001
                                                                   ------------------    ------------------    ----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                                $       5,995,682     $       2,997,017     $    (1,564,934)
                                                                   ------------------    ------------------    ----------------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                                        1,688,718             2,704,124           5,137,666
      Loss on sales/disposal of property and equipment                       118,247               696,257             864,869
      Deferred income taxes                                                  435,753             1,973,377           3,183,755

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Trade accounts receivables                                           2,455,780            (1,536,427)          1,007,182
      Inventories                                                         (1,656,210)            1,947,894          (1,334,577)
      Advance payments to related parties                                 (1,219,653)              990,208          (3,504,929)
      Deferred costs                                                      11,667,326             1,376,081           1,315,247
      Prepaid expenses and other                                            (472,435)             (225,463)            (92,955)

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable, including related parties                         (5,501,900)           (1,467,890)          4,765,300
      Advances received                                                    8,050,180                31,465            (347,648)
      Deferred revenue                                                   (15,898,319)           (4,541,878)            456,951
      Income taxes payable                                                  (737,808)             (367,986)            (80,235)
      Other current liabilities                                             (667,213)              668,196            (117,477)
                                                                   ------------------    ------------------    ----------------

          Total adjustments                                               (2,609,040)           (1,698,796)          4,885,639
                                                                   ------------------    ------------------    ----------------

          Net cash provided by operating activities                        4,258,148             5,244,975           9,688,215
                                                                   ------------------    ------------------    ----------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                    --                82,699              28,398
  Purchase of property and equipment                                      (1,457,331)           (3,427,638)         (6,956,124)
  Net decrease in lease deposits, related parties                           (655,009)              605,574             802,580
  Other assets                                                               (78,855)             (113,818)           (254,924)
                                                                   ------------------    ------------------    ----------------

          Net cash used for investing activities                          (2,191,195)           (2,853,183)         (6,380,070)
                                                                   ------------------    ------------------    ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES:
  Dividends paid                                                            (947,270)             (925,211)           (950,650)
                                                                   ------------------    ------------------    ----------------

          Net cash used for financing activities                            (947,270)             (925,211)           (950,650)
                                                                   ------------------    ------------------    ----------------

EFFECTS OF EXCHANGE RATE                                                   1,476,487              (664,349)         (2,260,068)
                                                                   ------------------    ------------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       2,596,170               802,232              97,427
CASH AND CASH EQUIVALENTS, beginning of year                              11,716,893            10,914,661          10,817,234
                                                                   ------------------    ------------------    ----------------

CASH AND CASH EQUIVALENTS, end of year                             $      14,313,063     $      11,716,893     $    10,914,661
                                                                   =================     ==================    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $           1,780     $           5,375     $             -
                                                                   ==================    ==================    ===============

  Income taxes paid                                                $       3,073,207     $       3,271,971     $     3,713,574
                                                                   ==================    ==================    ===============

                                            The accompanying notes are an integral part
                                           of these consolidated financial statements.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION:

                  PPOL, Inc. ("PPOL" or the "Company") (formerly Diversified Strategies, Inc.), incorporated on May 19, 1993 in California, is primarily engaged in sales of multi-functional telecommunications equipment called MOJICO. The Company distributes MOJICO throughout Japan through a network marketing system. The Company has a network of registered distributors located throughout Japan that introduce purchasers to the Company. The Company operates in one operating segment.

                  Using MOJICO, the Company provides original telecommunication services called "Pan Pacific Online," including MOJICO bulletin board and mail services. The Company also provides various other on-line services through Pan Pacific Online such as ticket and mail-order services. These sales and services are provided in Japan.

                  Sales of MOJICO hardware, Pan Pacific Online subscriptions and other on-line services were as follows:

    Fiscal                                  Pan Pacific
  year ended            "MOJICO"              Online                Consumer
  March 31,             hardware           Subscriptions            Products             Total
  ---------             --------           -------------            --------             -----
     2003              $103,809,418           $14,012,938          $17,163,468         $134,985,824
     2002               103,978,519            12,397,101           13,537,232          129,912,852
     2001               117,015,871            12,236,126           12,998,276          142,250,273

                  Effective August 15, 2002, the Company amended its articles of incorporation to increase its authorized shares of common stock from 10,000,000 to 100,000,000, change its name to PPOL, Inc. and effected a 7 to 1 reverse stock split. All share data presented in these financial statements have been affected for the reverse stock split.

                  On August 15, 2002, AJOL Co., LTD. ("AJOL") was acquired by PPOL in a transaction accounted for as a recapitalization of AJOL. AJOL issued 899,746 shares (post split) of its common stock for all of the issued and outstanding common stock of PPOL. Prior to the merger PPOL had no business activity, and thus pro-forma information as though the Company's had been combined for all periods presented has not been provided. For legal purposes, PPOL is the acquirer; for accounting purposes, AJOL has been treated as the acquirer. Accordingly, AJOL is presented as the continuing entity, and the historical financial statements are those of AJOL.

         PRINCIPLES OF CONSOLIDATION:

                  For the fiscal year ended March 31, 2003 the consolidated financial statements include the accounts of the Company, PPOL, Inc., and its wholly owned subsidiary, AJOL, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

                                   PPOL, INC.

                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


         BASIS OF PRESENTATION:

                  The Company maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in Japan. Certain adjustments and reclassifications have been incorporated in the accompanying financial statements to conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). These adjustments were not recorded in the statutory books of account. The principal adjustments relate to accounting for:
                  (1) revenue and related cost adjustments, (2) compensated absences and (3) deferred assets.

         TRANSLATION OF FOREIGN CURRENCY

                  The Company's functional currency is the Japanese Yen and its reporting currency is the United States Dollar. The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52," Foreign Currency Translation." Assets and liabilities are translated at the exchange rate as of the respective balance sheet dates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in shareholders' equity (deficit). Foreign currency transaction gains and losses are included in determining comprehensive income.

         USE OF ESTIMATES:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.


         CASH AND CASH EQUIVALENTS:

                  Cash and cash equivalents include all highly liquid investments, generally with original maturities of three months or less, that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of changes in interest rates.

         ACCOUNTS RECEIVABLE:

                  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


         FINANCIAL INSTRUMENTS:

                  The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, trade accounts receivable and accounts payable approximate their fair values as of March 31, 2003 and 2002.


         CONCENTRATION OF CREDIT RISK:

                  Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables and cash and cash equivalents. The Company collects the significant portion of payments from the ultimate customers through major credit card and loan companies. One credit company comprised 36.2%, and 35.4% of accounts receivable at March 31, 2003 and 2002, respectively. The Company maintains cash deposits with major banks. The Company periodically assesses the financial conditions of the institutions and believes that the risk of any loss is minimal.

         ADVANCE PAYMENTS:

                  Advance payments to related parties are prepayments to a specific vendor by the Company for the MOJICO product. An advance payment of 60% of the purchase price is to be paid to the vendor prior to the shipment of the MOJICO product.

         INVENTORIES:

                  Inventories, consisting of purchased merchandise for resale, are valued at the lower of cost (which is determined by the weighted average method) or market.

         PROPERTY AND EQUIPMENT:

                  Property and equipment are stated at cost. Depreciation is computed using the straight line and declining-balance methods at rates based on the estimated useful lives of the related assets. The estimated useful lives for leasehold improvements range from 3 to 15 years, which approximates the life of the leases, while that for equipment was 2 to 3 years. Maintenance and repairs, including minor renewals and betterments, are expensed as incurred.

         COMPUTER SOFTWARE:

                  The Company follows the guidance in Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. Capitalized software costs are being amortized on a straight-line basis principally over 5 years.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


         ADVANCES RECEIVED:

                  Advances received represent the balance of customer receipts prior to shipment. Upon shipment, the balances transfer to deferred revenue where it then is amortized into revenue.

         IMPAIRMENT OF LONG-LIVED ASSETS:

                  The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business.

         REVENUE RECOGNITION:

                  Revenue from MOJICO product sales is recognized over the weighted average customer relationship period of three years. Revenue from sales of annual online subscription services to Pan Pacific Online in recognized over one year. The revenue and associated costs deferred for revenue recognition purposes are recorded as deferred revenue and deferred costs, respectively. Deferred costs are comprised of costs of the MOJICO hardware and distributors incentive commissions. Deferred costs are directly related to deferred revenues. Deferred costs are amortized into income over the weighted average customer relationship period of three years or the online subscription period of one year, as applicable.

                  Revenue from other on-line services provided through Pan Pacific Online Services is recognized upon the delivery of underlying products, including Kamome brand products, or services. We also generate commissions from ticket sales to tours, events and concerts which our Pan Pacific Online subscribers can purchase through the Pan Pacific Online network.

                  In connection with its initial filing of Form 10 and discussions of issues with the Staff of the Securities and Exchange Commission, the Company changed its accounting for the period of recognition of deferred revenue for product and related services and related costs to a three year period. The previously filed Form 10 is being amended along with the Form 10-Q for the nine months ended December 31, 2002. Inasmuch as this change was made in connection with an initial registration of the Company's securities, the financial statements for all prior periods have been retroactively revised in accordance with the special exemption for an initial public distribution in Accounting Principles Board Opinion No. 20.

         SEGMENT INFORMATION:

                  The Company operates in one segment. Sales of the MOJICO product, sales of the Pan Pacific Online Services that represents sales of online subscriptions services which enables access to the Company's facsimile based network and database, and sales of the granting of a distributor license are considered as a bundled transaction for revenue recognition purposes. Each of the Company's products and services are dependent upon one another. The MOJICO hardware can only be operated through the use of the Pan Pacific Online Services; those services are not useable with out the MOJICO hardware. Because of the interdependencies, the Company is considered to operate in one segment.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


         STOCK-BASED COMPENSATION:

                  The Company accounts for its stock-based employee compensation plan using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. However, the Company does not provide pro forma disclosures of net income and net income per share as if the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation because no options are currently issued.

         RESEARCH AND DEVELOPMENT EXPENSE:

                  Research and development costs are charged to expense when incurred. Research and development expenses included in cost of sales for the years ended March 31, 2003, 2002 and 2001 were $300,691, 1,543,861 and $1,239,258, respectively.

         SHIPPING AND HANDLING COSTS:

                  Shipping and handling costs are included in selling, general and administrative expenses. The amount of shipping and handling costs for the fiscal years ended March 31, 2003, 2002 and 2001 were $1,177,638, $1,086,102 and $916,200, respectively.

         ADVERTISING COSTS:

                  Advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2003, 2002 and 2001 amounted to $10,596, $29,150 and $485,212, respectively.

         INCOME TAXES:

                  Income taxes are provided based on the asset and liability method of accounting pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at year-end. These deferred taxes are measured by applying currently enacted tax laws.

         COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income for the Company for the years ended March 31, 2003, 2002 and 2001 was primarily from the effects of foreign currency translation adjustments.

         NET INCOME PER SHARE:

                  Basic net income per share ("EPS") is computed based upon the average number of shares of common stock outstanding during each period and diluted EPS assumes the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

                  In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

                  In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

                  In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No.9," which removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long- term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. This Statement does not currently apply to the Company.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT.):

                  In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT.):

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and
                  (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this Statement will have a material effect on the financial statements.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this Statement will have a material effect on the financial statements.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


(2)      PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following:

                                                              Year ended             Year ended
                                                            March 31, 2003         March 31, 2002
                                                            --------------         --------------

                Leasehold improvements                      $       256,162       $       294,476
                Office equipment                                  3,408,521             2,708,545
                Software costs                                   16,600,424            17,642,168
                                                            ----------------      ----------------

                                                                 20,265,107            20,645,189
                Less: accumulated depreciation
                    and amortization                             12,845,022            13,717,338
                                                            ----------------      ----------------

                          Property and equipment, net       $     7,420,085       $     6,927,851
                                                            ================      ================

         Depreciation and amortization of property and equipment totaled $1,668,718, $2,704,124 and $5,137,666 for the years ended March 31,
         2003, 2002 and 2001, respectively.


(3)      LINE OF CREDIT:

         On March 31, 2003 and 2002, the Company had a $2,540,000 and $2,262,000, respectively, line of credit with its bank which accrues interest at Japan's market rate. There were no outstanding balances as of March 31, 2003 and 2002.


(4)      INCOME TAXES:

         Income taxes imposed by the national, prefecture and municipal governments of Japan resulted in a normal statutory tax rate of approximately 42.1%.

         Under the Japanese tax law, the parent PPOL, Inc. is not considered a part of the consolidated company. Therefore, the tax provision is based on the stand-alone Japanese operating entity.

         A reconciliation between the statutory tax rate and the effective income tax rate is as follows:

                                                    Year ended          Year ended          Year ended
                                                  March 31, 2003      March 31, 2002      March 31, 2001
                                                  --------------      --------------      --------------
                Normal statutory tax rate                   42.1%              42.1%               42.1%
                Entertainment and other non-
                  deductible expenses                        7.3               15.3               6.8
                Other                                        2.4               (0.1)               (0.0)
                                                     ------------       ------------        ------------

                Effective tax rate                          51.8%              57.3%               48.9%
                                                     ============       ============        ============

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


(4)      INCOME TAXES (CONT.):

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                 Year ended             Year ended
                                                               March 31, 2003         March 31, 2002
                                                               --------------         --------------
                Deferred tax assets:
                  Revenue recognition adjustment                $    15,101,431     $    15,158,431
                  Excess of accrued bonus                               151,508             108,321
                  Reserve for product return                                  -             115,333
                  Resort membership admission fees                      224,293             177,883
                  Accrued compensated absences                           75,826             124,035
                  Excess depreciation and amortization                  321,913             586,606
                  Inventory write-down                                  169,964             338,136
                  Other                                                 268,742             140,685
                                                                ----------------    ----------------

                          Total deferred tax assets             $    16,313,677     $    16,749,430
                                                                ================    ================

         Management believes that it is more likely than not that all of the deferred tax assets will be realized through future earnings, tax planning or future reversals of existing temporary differences. Accordingly, no valuation allowance was recorded as of March 31, 2003, and 2002.


(5)      RELATED PARTY TRANSACTIONS:

         In April 1995, AJOL entered into an agreement to act as an exclusive sales agent of MOJICO with Forval Corp. ("Forval") (the Company's parent). In the normal course of business, the Company purchased MOJICO products, which were manufactured by Funai Electric, Co. ("Funai") (a former shareholder of the Company), from Forval and made royalty payments based upon the aforementioned agreement. In March 2000, the Company purchased the patent rights relating to MOJICO from Forval for $252,455 and the aforementioned license agreement was revoked. In March 2001, the Company entered into a contract to purchase MOJICO directly from Funai. In March of 2002, Funai liquidated its entire equity interest in AJOL. Accordingly, transactions with Funai subsequent to March 31, 2002 are no longer considered related party transactions.

         PPOL entered into separate agreements with Forval and Leo Global Fund, its two majority shareholders, in which PPOL is to provide certain consulting services during fiscal 2003. As provided for in the agreements, PPOL received $493,858 from Forval and Leo Global Fund. Since the Company has not completed the consulting services called for in the agreements prior to March 31, 2003, the payments received are included in unearned revenues, as a liability, at March 31, 2003. There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


(5)      RELATED PARTY TRANSACTIONS (CONT.):

         The Company also sub-leases its office space in Japan from Forval. The following summarize amounts due from or to Forval and Funai and related transaction amounts:

                                                       Year ended          Year ended          Year ended
                                                     March 31, 2003     March 31, 2002       March 31, 2001
                                                     --------------     ---------------      --------------
                Due from Forval:
                  Accounts receivable                 $             -    $             -     $         7,811
                  Lease deposit                               606,852            540,246           1,145,820

                Due from Funai - advance payment                  n/a          1,987,008           3,082,459

                Due to Forval - accounts payable              159,800             69,645             106,045

                Transactions with Forval:
                  Sales                                             -              8,235              53,499
                  Purchases                                         -                  -          17,207,311
                  Royalty expenses                                  -                  -
                  Rental expenses                             673,283            717,387             810,823
                  Purchase of fixed assets                          -                  -              81,584
                  Interest expense                                  -                  -                   -
                  Other                                        90,175                  -               1,738

                Transactions with Funai:
                  Purchases                                      n/a          13,978,218           2,532,106
                  Other                                          n/a             283,091                   -


(6)      COMMITMENTS:

         The Company entered into a lease agreement for approximately 1,793 square feet of office space in Orange, California for a term of 24 months from October 1, 2002 through October September 30, 2004. The lease calls for an initial annual base rent of approximately $39,800 with a 2.7% increase after the first 12 months. Additionally, the Company is responsible for a portion of the building's common area expenses. At March 31, 2003, the minimum non-cancelable lease payments due are $40,343 during the fiscal year ending March 31, 2004 and $20,440 during the fiscal year ending March 31, 2005.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


(6)      COMMITMENTS (CONT.):

         AJOL sub-leased the sixth floor, comprising approximately 10,623 square feet, located in the Oval Building in Tokyo, Japan, from Forval Corporation, which owns 59.17% of PPOL's common shares. This facility was utilized as AJOL's headquarters until the sub-lease was cancelled on March 31, 2003 without penalty. The sub-lease originally commenced and was set to expire on April 1, 2002 and March 31, 2004, respectively.

         AJOL subsequently leased the larger third floor, comprising approximately 11,818 square feet located in the same Oval Building in Tokyo, Japan, directly from the landlord. The lease term is April 1, 2003 to March 31, 2005. This lease is cancelable subject to a termination fee of approximately $170,000 in addition to one month's rent and association fees of approximately $70,000.

(7)      SUBSEQUENT EVENTS:

         The Company entered into a new lease agreement for approximately 1,100 square meters of office space in Tokyo, Japan for a term of 24 months from April 1, 2003 through March 31, 2005. The lease calls for an annual rent and association fees of approximately $819,000. The lease is cancelable by the Company, subject to early termination fees. Additionally, the Company paid a deposit of approximately $676,500 to secure the lease which may be refundable.