Form 10-Q/A
period 2002-12-31
PPOL INC
filed 2003-08-13
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1
                                    Mark one:
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-50065

                                   PPOL, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

         California                                         95-4436774
         ----------                                         ----------
(State of  Incorporation)                      (IRS Employer Identification No.)

1 City Boulevard West, Suite 870, Orange, California           92868
----------------------------------------------------           -----
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (714) 221-7250
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

         Yes [X]           No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $0.001 par value                       17,994,920
   -----------------------------            ------------------------------------
            (Class)                         (Outstanding at December 31, 2002.)

                                   PPOL, Inc.
                       2002 Quarterly Report on Form 10-Q
                                Table of Contents


PART 1:                                                                        3
--------------------------------------------------------------------------------

ITEM 1:  FINANCIAL STATEMENTS                                                  3

Consolidated Balance Sheets as of December 31 and March 31, 2002               3
Consolidated Statements of Income and Comprehensive Income for
      the Three Months Ended December 31, 2002 and 2001                        4
Consolidated Statements of Income and Comprehensive Income for
      the Nine Months Ended December 31, 2002 and 2001                         5
Consolidated Statements of Cash Flows for Nine Months Ended
      December 31, 2002 and 2001                                               6
Notes to Consolidated Financial Statements                                     7
ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            13
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           15
ITEM 4:  CONTROLS AND PROCEDURES                                              22

PART 2:                                                                       22
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    22
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            22
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      22
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22
ITEM 5:  OTHER INFORMATION                                                    22
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     22

SIGNATURES                                                                    23
--------------------------------------------------------------------------------

CERTIFICATIONS                                                                24
--------------------------------------------------------------------------------

EXHIBIT:                                                                      26
--------------------------------------------------------------------------------

Exhibit 99 - Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                           26


Part 1:
Item 1: Financial Statements

                                                  PPOL, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,         March 31,
                                                                       2002                 2002
                                                                   --------------      --------------
                                                                    (Unaudited)
ASSETS                                                               (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                                        $  14,313,481       $  11,716,893
  Trade accounts receivable, net of allowance for
    doubtful accounts of $2,000 and $7,000                             1,288,699           2,390,823
  Merchandise Inventories                                              2,932,907           1,077,047
  Advance payments to related parties                                                      1,987,008
  Advance payments                                                     3,262,225
  Deferred costs                                                      68,513,799          63,790,686
  Deferred income taxes                                               10,021,875          10,055,692
  Prepaid expenses and other                                           1,375,720             354,514
                                                                   --------------      --------------

               Total current assets                                  101,708,706          91,372,663

  PROPERTY AND EQUIPMENT, net                                          6,286,588           6,927,851
  DEFERRED COSTS                                                      52,022,819          48,323,407
  DEFERRED INCOME TAXES                                                7,071,927           6,693,738
  LEASE DEPOSITS, INCLUDING RELATED PARTIES                              671,361             601,167
  OTHER ASSETS                                                           820,026             864,778
                                                                   --------------      --------------

                                                                   $ 168,581,427       $ 154,783,604
                                                                   ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, including related parties                      $  10,792,317       $  12,731,466
  Advances received                                                    9,190,664           2,342,533
  Deferred revenue                                                    91,259,138          86,013,083
  Income taxes payable                                                   309,199           1,458,752
  Other current liabilities                                              978,741           1,624,743
                                                                   --------------      --------------

               Total current liabilities                             112,530,059         104,170,577
                                                                   --------------      --------------

  Deferred revenue                                                    66,950,826          62,423,884
                                                                   --------------      --------------

SHAREHOLDERS' DEFICIT:
  Common Stock; $0.001 par value; 100,000,000 shares
     authorized; 17,994,920 (unaudited) and 17,095,174 shares
     issued and outstanding as of December 31 and
     March 31, 2002, respectively                                         17,995              17,095
  Additional paid-in capital                                           3,367,157           3,392,605
  Total other comprehensive income                                     3,345,885           6,538,859
  Accumulated Deficit                                                (17,630,495)        (21,759,416)
                                                                   --------------      --------------

          Total shareholders' deficit                                (10,899,458)        (11,810,857)
                                                                   --------------      --------------

                                                                   $ 168,581,427       $ 154,783,604
                                                                   ==============      ==============

                                  The accompanying notes are an integral part
                                 of these consolidated financial statements.


                                        PPOL, INC.

                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                  Three months ended  Three months ended
                                                     December 31,       December 31,
                                                        2002                2001
                                                    -------------      -------------
                                                     (Unaudited)        (Unaudited)
                                                      (Restated)         (Restated)
NET REVENUE:
  Product sales and network services                $ 29,299,563       $ 29,042,593
  Other on-line services                               4,649,824          3,325,101
                                                    -------------      -------------

          Total                                       33,949,387         32,367,694
                                                    -------------      -------------

COSTS AND EXPENSES:
  Cost of sales                                        7,771,727          7,229,641
  Distributor incentives                              17,354,941         17,353,177
  Selling, general and administrative expenses         6,537,395          5,273,906
                                                    -------------      -------------

          Total costs and expenses                    31,664,063         29,856,724
                                                    -------------      -------------

OPERATING INCOME                                       2,285,324          2,510,970

OTHER EXPENSE, net                                        55,879             13,792
                                                    -------------      -------------

INCOME BEFORE INCOME TAXES                             2,229,445          2,497,178
                                                    -------------      -------------

INCOME TAXES:
  Current                                                291,148            419,217
  Deferred                                               377,040          2,426,652
                                                    -------------      -------------

          Total income taxes                             668,188          2,845,869
                                                    -------------      -------------

NET INCOME (LOSS)                                      1,561,257           (348,691)

OTHER COMPREHENSIVE (LOSS) GAIN -
  Cumulative foreign currency translation               (665,358)         2,894,628
                                                    -------------      -------------

COMPREHENSIVE INCOME                                $    895,899       $  2,545,937
                                                    =============      =============

NET INCOME PER COMMON SHARE,
  Basic and diluted                                 $       0.09       $      (0.02)
                                                    =============      =============


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                     17,994,920         17,095,174
                                                    =============      =============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                           Nine months ended   Nine months ended
                                              December 31,       December 31,
                                                  2002                2001
                                             --------------      --------------
                                              (Unaudited)        (Unaudited)
                                               (Restated)         (Restated)
NET REVENUE:
  Product sales and network services         $  88,916,119       $  88,340,898
  Other on-line services                        12,497,365           9,854,274
                                             --------------      --------------

          Total                                101,413,484          98,195,172
                                             --------------      --------------

COSTS AND EXPENSES:
  Cost of sales                                 22,837,523          22,411,941
  Distributor incentives                        52,656,767          52,252,336
  Selling, general and administrative
    expenses                                    19,371,130          16,244,123
                                             --------------      --------------

          Total costs and expenses              94,865,420          90,908,400
                                             --------------      --------------

OPERATING INCOME                                 6,548,064           7,286,772


OTHER EXPENSE, net                                  40,231              54,346
                                             --------------      --------------

INCOME BEFORE INCOME TAXES                       6,507,833           7,232,426
                                             --------------      --------------

INCOME TAXES:
  Current                                        1,776,014           1,802,697
  Deferred                                        (344,372)          2,438,019
                                             --------------      --------------

          Total income taxes                     1,431,642           4,240,716
                                             --------------      --------------

NET INCOME                                       5,076,191           2,991,710

OTHER COMPREHENSIVE (LOSS) GAIN -
  Cumulative foreign currency translation       (3,192,974)          1,104,575
                                             --------------      --------------

COMPREHENSIVE INCOME                         $   1,883,217       $   4,096,285
                                             ==============      ==============

NET INCOME PER COMMON SHARE,
  Basic and diluted                          $        0.29       $        0.18
                                             ==============      ==============


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED               17,549,991          17,095,174
                                             ==============      ==============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                                                  PPOL, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine months ended   Nine months ended
                                                                    December 31,       December 31,
                                                                        2002                2001
                                                                    -------------      -------------
                                                                     (Unaudited)        (Unaudited)
                                                                      (Restated)         (Restated)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                        $  5,076,191       $  2,991,710
                                                                    -------------      -------------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                    1,698,088          1,966,798
      Loss on sales/disposal of property and equipment                     8,316             79,695
      Deferred income taxes                                             (344,372)         2,438,019
      Loss on write-off of deposits                                       85,548                 --
      Loss on write-down of software                                      95,839                 --

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Trade accounts receivables                                       1,335,839            644,556
      Merchandise Inventories                                         (1,673,170)         1,242,063
      Advance payments to related parties                             (1,008,871)         1,096,010
      Deferred costs                                                   4,515,177          6,586,295
      Prepaid expenses and other                                        (956,887)           (70,863)

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable, including related parties                     (3,308,192)        (6,233,533)
      Advances received                                                5,890,324          1,354,737
      Deferred revenue                                                (7,310,922)       (10,764,772)
      Income taxes payable                                            (1,276,455)        (1,531,161)
      Other current liabilities                                         (808,215)          (122,563)
                                                                    -------------      -------------

          Total adjustments                                           (3,057,953)        (3,314,719)
                                                                    -------------      -------------

          Net cash provided by (used for) operating activities         2,018,238           (323,009)
                                                                    -------------      -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Purchase of property and equipment                                (603,683)        (3,401,428)
      Net decrease in lease deposits                                          --            589,770
      Other assets                                                       (57,695)           (59,948)
                                                                    -------------      -------------

          Net cash used for investing activities                        (661,378)        (2,871,606)
                                                                    -------------      -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES -
      Short Term Borrowings                                                   --          2,448,600
      Dividends paid                                                    (947,270)          (942,711)
                                                                    -------------      -------------

          Net cash (used for) provided by financing activities          (947,270)         1,505,889
                                                                    -------------      -------------

EFFECTS OF EXCHANGE RATE                                               2,186,998             66,508
                                                                    -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,596,588         (1,622,218)
CASH AND CASH EQUIVALENTS, beginning of period                        11,716,893         10,914,661
                                                                    -------------      -------------

CASH AND CASH EQUIVALENTS, end of period                            $ 14,313,481       $  9,292,443
                                                                    =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION -
      Income taxes paid                                             $  3,051,506       $  3,333,911
                                                                    =============      =============
      Interest paid                                                 $      1,767       $      6,513
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

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION:


                  The unaudited financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These financial statements should be read in conjunction with the audited financial statements and footnotes for the years ended March 31, 2002, 2001 and 2000 included in the Company's Form 10, as amended. The results of the nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year ending March 31, 2003.


         RESTATEMENT OF PRIOR FINANCIAL INFORMATION


                  The Company had conducted an internal review of its revenue recognition policies under the direction of the Company's Chief Financial Officer. In connection with this internal review, the financial results for each of the years ended March 31, 2002 and 2001 are being restated. The total impact of the adjustments is as follows:

                                                    ------------------------------------------------
                                                                   December 31, 2002
                                                    ------------------------------------------------
                                                       Restated        Original         Change
                                                       --------        --------         ------
                                                                                       increase
                                                                                      (decrease)
----------------------------------------------------------------------------------------------------
Deferred costs - current                              $  68,513,799    $  7,326,226    $ 61,187,573
----------------------------------------------------------------------------------------------------
Deferred costs - long term                               52,022,819               -      52,022,819
----------------------------------------------------------------------------------------------------
Deferred income taxes- current                           10,021,875       2,168,396       7,853,479
----------------------------------------------------------------------------------------------------
Deferred income taxes - long term                         7,071,927         794,700       6,277,227
----------------------------------------------------------------------------------------------------
Total assets                                            168,581,427      41,240,327     127,341,100
====================================================================================================

Other current liabilities                             $     978,741    $  1,116,744    $   (138,003)
----------------------------------------------------------------------------------------------------
Deferred revenues - current                              91,259,138      11,257,036      80,002,102
----------------------------------------------------------------------------------------------------
Deferred revenues - long term                            66,950,826               -      66,950,826
----------------------------------------------------------------------------------------------------
Total liabilities                                       179,480,885      32,182,102     147,298,783
----------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                   3,345,885      (1,299,096)      4,644,981
----------------------------------------------------------------------------------------------------
Retained earnings (accumulated deficit)                 (17,630,495)      6,972,169     (24,602,664)
----------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                    (10,899,458)      9,058,225     (19,957,683)
----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity (deficit)    168,581,427      41,240,327     127,341,100
====================================================================================================

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                                         -------------------------------------------------------------------------------------------
                                                                        Three Months Ended December 31:
                                         -------------------------------------------------------------------------------------------
                                                           2002                                          2001
                                                           ----                                          ----
                                          Restated        Original        Change        Restated        Original         Change
                                          --------        --------        ------        --------        --------         ------
                                                                         increase                                       increase
                                                                        (decrease)                                     (decrease)
------------------------------------------------------------------------------------------------------------------------------------
Product sales and network services         $29,299,563     $27,590,133    $1,709,430     $29,042,593     $26,525,598     $2,516,995
------------------------------------------------------------------------------------------------------------------------------------
Cost of sales                                7,771,727       7,182,110       589,617       7,229,641       6,373,400        856,241
------------------------------------------------------------------------------------------------------------------------------------
Distributor incentives                      17,354,941      16,593,086       761,855      17,353,177      16,740,910        612,267
------------------------------------------------------------------------------------------------------------------------------------
Operating income                             2,285,324       1,927,366       357,958       2,510,970       1,462,483      1,048,487
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                   2,229,445       1,871,487       357,958       2,497,178       1,448,691      1,048,487
------------------------------------------------------------------------------------------------------------------------------------
Income taxes - deferred                        377,040         366,924        10,116       2,426,652         348,136      2,078,516
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                            1,561,257       1,213,415       347,842        (348,691)        681,338     (1,030,029)
------------------------------------------------------------------------------------------------------------------------------------
Cummulative foreign currency translation      (665,358)        188,188      (853,546)      2,894,628        (654,390)     3,549,018
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                    895,899       1,401,603      (505,704)      2,545,937          26,948      2,518,989
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------



                                         -------------------------------------------------------------------------------------------
                                                                          Nine Months Ended December 31:
                                         -------------------------------------------------------------------------------------------
                                                           2002                                          2001
                                                           ----                                          ----
                                          Restated        Original        Change        Restated        Original         Change
                                          --------        --------        ------        --------        --------         ------
                                                                         increase                                       increase
                                                                        (decrease)                                     (decrease)
------------------------------------------------------------------------------------------------------------------------------------
Product sales and network services         $88,916,119     $89,066,086     $(149,967)    $88,340,898     $80,054,428     $8,286,470
------------------------------------------------------------------------------------------------------------------------------------
Cost of sales                               22,837,523      22,911,538       (74,015)     22,411,941      22,073,706        338,235
------------------------------------------------------------------------------------------------------------------------------------
Distributor incentives                      52,656,767      54,149,447    (1,492,680)     52,252,336      48,018,435      4,233,901
------------------------------------------------------------------------------------------------------------------------------------
Operating income                             6,548,064       5,136,591     1,411,473       7,286,772       3,572,438      3,714,334
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                   6,507,833       5,091,105     1,416,728       7,232,426       3,518,092      3,714,334
------------------------------------------------------------------------------------------------------------------------------------
Income taxes - deferred                       (344,372)        393,135      (737,507)      2,438,019         217,542      2,220,477
------------------------------------------------------------------------------------------------------------------------------------
Net income                                   5,076,191       2,921,956     2,154,235       2,991,710       1,497,853      1,493,857
------------------------------------------------------------------------------------------------------------------------------------
Cummulative foreign currency translation    (3,192,974)        463,022    (3,655,996)      1,104,575        (308,395)     1,412,970
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                  1,883,217       3,384,978    (1,501,761)      4,096,285       1,189,458      2,906,827
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------



                  The changes noted above are entirely attributable to revenue recognition and associated deferral of costs of product sales and network service revenues. The restatement resulted in an increase in earnings per share of $0.02 (from $0.07 to $0.09) for the three months ended December 31, 2002 and a decrease in earnings per share of $0.06 (from earnings per share of $0.04 to net loss per share of $0.02) for the three months ended December 31, 2001. The restatement resulted in an increase in earnings per share of $0.12 (from $0.17 to $0.29) for the nine months ended December 31, 2002 and a decrease in earnings per share of $0.09 (from $0.09 to $0.18) for the nine months ended December 31, 2001. The financial results presented in this report reflect the restatement of the Company's financial results. Based on the substantial work done to date, the Company does not expect any further restatements as a result of its internal review.


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

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

(2)      PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following:


                                                  December 31,       March 31,
                                                      2002              2002
                                                 -------------     -------------
                                                  (Unaudited)

Leasehold improvements                           $    344,189      $    294,476
Office equipment                                    2,968,912         2,708,545
Software costs                                      5,360,052        17,642,168
                                                 -------------     -------------

                                                    8,673,153        20,645,189
Less accumulated depreciation and amortization     (2,386,565)      (13,717,338)
                                                 -------------     -------------

          Property and equipment, net            $  6,286,588      $  6,927,851
                                                 =============     =============


         Depreciation and amortization of property and equipment totaled $1,698,088 (unaudited) and $1,966,798 (unaudited) for the nine months ended December 31, 2002 and 2001, respectively.

         In August 2000, the Company commenced the development of an integrated information system to manage inventory, sales, on-line services and distributor accounts, and incentive calculation. The development work was executed by outside vendors and placed in service in September 2002. The capitalized software associated with this integrated information system at December 31, 2002 was $273,800 (unaudited).

(3)      LINE OF CREDIT:

         On December 31, 2002, the Company had available $2,526,330 (unaudited) under a line of credit with its bank, which accrues interest at Japan's market rate. There was no balance outstanding at December 31, 2002.

(4)      ACCUMULATED DEFICIT:


         The following provides a reconciliation of Accumulated Deficit for the nine months ended December 31, 2002. (Restated for the nine months ended December 31, 2002.)


                Accumulated Deficit,  March 31, 2002            $ (21,759,416)
                Net income for the nine months
                      ended December 31, 2002                        5,076,191
                Dividends Paid                                       (947,270)
                                                                --------------

                Accumulated Deficit, December 31, 2002          $ (17,630,495)
                                                                ==============

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

         A reconciliation between the statutory tax rate and the effective income tax rate is as follows:

                                            Nine months ended  Nine months ended
                                               December 31,       December 31,
                                                   2002               2001
                                            ------------------------------------
                                                (Unaudited)      (Unaudited)

                Normal statutory tax rate          42.1%             42.1%
                Entertainment and other non-
                  deductible expenses              10.6              14.6
                Other                             (10.1)              0.7
                                                  ------            ------

                Effective tax rate                 42.6%             57.4 %
                                                 =======            =======



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (Restated as of December 31, 2002 and March 31, 2002.):


                                               December 31,       March 31,
                                                   2002              2002
                                              -------------     -------------
                                               (Unaudited)
         Deferred tax assets:
           Revenue recognition adjustment     $15,783,608       $15,158,431
           Excess of accrued bonus                 98,788           108,321
           Reserve for product return              58,030           115,333
           Resort membership admission fees       231,589           177,883
           Accrued compensated absences           103,243           124,035
           Excess depreciation and
             Amortization                         521,443           586,606
           Inventory write-down                   220,624           338,136
           Other                                   76,477           140,685
                                              ------------      ------------

                   Total deferred tax assets  $17,093,802       $16,749,430
                                              ============      ============

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

                                                      Nine months ended  Nine months ended
                                                         December 31,       December 31,
                                                             2002               2001
                                                      ------------------------------------
                                                          (Unaudited)      (Unaudited)
                Due from Forval -
                  Lease deposit                         $   603,330        $   546,895

                Due from Funai - Advance payment               NA            1,930,029

                Due to Forval - Accounts payable             26,729

                Transactions with Forval:
                  Sales                                          --             37,636
                  Rental expenses                           546,979            548,226
                  Other                                      25,595             15,990

                Transactions with Funai:
                  Purchases                                    N/A           9,994,933
                  Other                                        N/A             166,263

         PPOL entered into separate agreements with Forval and Leo Global Fund, its two majority shareholders, in which PPOL is to provide certain consulting services during fiscal 2003. As provided for in the agreements, PPOL received $493,858 from Forval and Leo Global Fund. Since the Company has not completed the consulting services called for in the agreements prior to December 31, 2002, the payments received are included in advances received, as a liability, at December 31, 2002. There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

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

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2002


         PRODUCT SALES AND NETWORK SERVICES. For the nine months ended December 31, 2002, overall revenues of this category remained at levels consistent with the same period of the prior year. However, within this category, sales of MOJICO hardware declined approximately $530,000 (less than 1%) while sales of new and continuing Pan Pacific On-Line subscriptions increased by approximately $1.1 million (11.9%).


         OTHER ONLINE SERVICES REVENUE. For the nine months ended December 31, 2002, revenues increased 26.8% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business while also shifting the mix of products to those with higher margins.


         COST OF SALES. For the nine months ended December 31, 2002, cost of sales expressed as a percentage of sales remained consistent with the same period of the prior year.


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

         RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002


         PRODUCT SALES AND NETWORK SERVICES. For the three months ended December 31, 2002, overall revenues of this category increased approximately 0.9% compared with the same period of the prior year. The increase was primarily due to an increase of new and continuing Pan Pacific On-Line subscriptions.


         OTHER ONLINE SERVICES REVENUE. For the three months ended December 31, 2002, revenues increased 39.8% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business while also shifting the mix of products to those with higher margins.


         COST OF SALES. For the three months ended December 31, 2002, cost of sales expressed as a percentage of sales remained consistent with the same period of the prior year.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended December 31, 2002, selling, general and administrative expenses have increased by 23.9% over the same period of the prior year. This is primarily the result of the expenses incurred relating to the Company's SEC registration process as well as expenses incurred related to the newly introduced integrated information system. Additionally, sales promotion expenses, particularly direct mail and distributor training, have increased over the prior period as well.

         LIQUIDITY AND CAPITAL RESOURCES


         Cash and cash equivalents totaled $14,313,481 and US $11,716,893 at December 31, 2002 and March 31, 2002, respectively. Cash provided from (used in) operations for the nine months ended December 31, 2002 and 2001 was $2,018,238 and ($323,009), respectively. The Company also has an available line of credit of $ 2.5 million. This revolving bank credit facility is generally used to finance temporary operating cash requirements. Management believes that cash flow from operations and the revolving credit facility will adequately meet the working capital needs for the foreseeable future.

         PPOL has experienced positive cash flows in the nine month period ended December 31, 2002 as a result of an approximate $5,900,000 increase in advances received. Advances received represent the balance of customer receipts prior to shipment of the MOJICO product. Positive cash flows also resulted from a decrease in deferred costs approximating $4,515,000 for the same nine month period. Deferred costs are comprised of the costs for MOJICO hardware and distributor commissions. These positive cash flows were partially offset by a decrease in deferred revenue which resulted in a negative cash flow of approximately $7,310,000 for the nine months ended December 31, 2002. Deferred revenues are directly related to deferred costs. Deferred revenues and deferred costs are amortized into income over the expected service period of three months.

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

         Item 3:  Defaults Upon Senior Securities
                  None

         Item 4:  Submission of Matters to a Vote of Security Holders
                  None

         Item 5:  Other Information
                  None

         Item 6: Exhibits and Reports on Form 8-K

                  Exhibit 99 - Certification Pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002
                               --------------------------------------------

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PPOL, Inc.
                                      ------------------------------------------
                                      (Registrant)

         August 12, 2003              /s/ Nobuo Takada
         ---------------              ------------------------------------------
         Date                         Nobuo Takada, Chief Executive Officer


         August 12, 2003              /s/ Kazushige Shimizu
         ---------------              ------------------------------------------
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


         Date: August 12, 2003


                                                      /s/ Nobuo Takada
                                                      ----------------
                                                      Nobuo Takada
                                                      Chief Executive Officer

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


         Date: August 12, 2003


                                                       /s/ Kazushige Shimizu
                                                       ---------------------
                                                       Kazushige Shimizu
                                                       Chief Financial Officer