Form 10-K/A
period 2003-03-31
PPOL INC
filed 2003-09-08
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -----------------------------


                                 AMENDMENT NO. 1
                                   FORM 10-K/A


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

                  10.3     Nishikawa Employment Contract

                  10.4     Kanazawa Employment Contract

                  10.5     Kamada Employment Contract

                  10.6 Consulting services Agreement between PPOL, Inc. and ECO2, LLC dated September 25, 2002.

                  21       Subsidiaries of PPOL

                  99.1     Certification - filed herewith.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2003.


                                       PPOL, INC.

                                       By: /s/  Nobuo Takada
                                           ------------------
                                           Nobuo Takada, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 8, 2003.


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


Date: September 8, 2003


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


Date: September 8, 2003


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


As discussed in Note 8 to the financial statements, certain errors resulting in (overstatements) understatements of amounts previously reported on the accompanying balance sheets as of March 31, 2002, and the related statements of income and comprehensive income, shareholders' deficit, and cash flows for the two years ended March 31, 2002, were discovered by management of the Company during the current year. Accordingly, the financial statements have been restated to reflect these adjustments to correct for these errors.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
July 10, 2003


                                                  PPOL, INC.

                                          CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                                       March 31,               March 31,
                                                                         2003                    2002
                                                                                              (Restated)
                                                                         ----                    ----
CURRENT ASSETS:
  Cash and cash equivalents                                         $    14,313,063         $    11,716,893
  Trade accounts receivable, net of allowance for
    doubtful accounts of $212 and $7,000                                    149,313               2,390,823
  Inventories                                                             2,920,320               1,077,047
  Advance payments to related parties                                     3,491,610               1,987,008
  Deferred income taxes                                                   9,944,929              10,055,692
  Lease deposit, related party                                              606,852                      --
  Prepaid expenses and other                                                875,258                 354,514
                                                                    ----------------        ----------------

          Total current assets                                           32,301,345              27,581,977

PROPERTY AND EQUIPMENT, NET                                               7,420,085               6,927,851
DEFERRED COSTS                                                          113,886,764             112,114,093
DEFERRED INCOME TAXES                                                     6,368,748               6,693,738
LEASE DEPOSITS, INCLUDING RELATED PARTIES                                   744,905                 601,167
OTHER ASSETS                                                                826,811                 864,778
                                                                    ----------------        ----------------

                                                                    $   161,548,658         $   154,783,604
                                                                    ================        ================

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including related parties                       $     8,612,478         $    12,731,466
  Advances received                                                      10,929,498               2,342,533
  Income taxes payable                                                      876,609               1,458,752
  Other current liabilities                                                 926,926               1,624,743
                                                                    ----------------        ----------------

          Total current liabilities                                      21,345,511              18,157,494
                                                                    ----------------        ----------------

DEFERRED REVENUE                                                        150,318,165              148,436,967
                                                                    ----------------        ----------------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' DEFICIT:

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

                                                     F-2


                                                         PPOL, INC.

                                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                               Year ended              Year ended             Year ended
                                             March 31, 2003          March 31, 2002         March 31, 2001
                                                                       (Restated)             (Restated)
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

                                                     F-3

                                                            PPOL, INC.

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT


                                    Common Stock          Additional   Cumulative Other                         Total
                                    ------------            Paid-In      Comprehensive     Accumulated      Shareholders'
                                Shares         Amount       Capital      (Loss) Gain         Deficit           Deficit
                                                                          (Restated)        (Restated)        (Restated)
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

                                                         PPOL, INC.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended            Year ended          Year ended
                                                                    March 31, 2003        March 31, 2002      March 31, 2001
                                                                                            (Restated)          (Restated)
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
                                                     ============       ============        ============

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(4)      INCOME TAXES (CONT.):

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                 Year ended             Year ended
                                                               March 31, 2003         March 31, 2002
                                                               --------------         --------------

                Deferred tax assets (liabilities):

                  Deferred revenue                              $    62,248,833     $    61,946,415
                  Deferred cost                                     (47,147,402)        (46,787,984)
                  Excess of accrued bonus                               151,508             108,321
                  Reserve for product return                                  -             115,333
                  Resort membership admission fees                      224,293             177,883
                  Accrued compensated absences                           75,826             124,035
                  Excess depreciation and amortization                  321,913             586,606
                  Inventory write-down                                  169,964             338,136
                  Other                                                 268,742             140,685
                                                                ----------------    ----------------

                          Total net deferred tax assets         $    16,313,677     $    16,749,430
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


(8)      RESTATEMENT OF PRIOR FINANCIAL INFORMATION:

         The Company had conducted an internal review of its revenue recognition policies under the direction of the Company's Chief Financial Officer. The Company sells the MOJICO hardware for approximately $2,900 per unit and simultaneously charges admission fees of approximately $150 to customers which afford them the right to be a distributor for one year. As a result of the review, the Company noted that customers renew and remain distributors with the Company for an average of 3 years in total. As such, the Company has revised its revenue recognition policy on sales of MOJICO units. Revenues and related costs of MOJICO units are now deferred and recognized over 3 years. The Company previously recognized revenue from MOJICO sales over a period of 3 months. Therefore, in connection with this internal review, the financial results for each of the years ended March 31, 2002, 2001 and 2000 are being restated. Additionally, the company has restated the three and nine months ended December 31, 2002 and 2001, the three and six months ended September 30, 2002 and 2001 and the three months ended June 30, 2002. The total impact of the adjustments as of March 31, 2002 and for the years ended March 31, 2002 and 2001 is as follows:


                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                    ---------------------------------------------------
                                                                      March 31, 2002
                                                    ---------------------------------------------------
                                                        Restated         Original          Change
                                                                                          increase
                                                                                         (decrease)
                                                    ---------------------------------------------------
Deferred costs - current                                 $ 63,790,686     $12,332,908     $ 51,457,778
                                                    ---------------------------------------------------
Deferred costs - long term                                 48,323,407               -       48,323,407
                                                    ---------------------------------------------------
Deferred income taxes- current                             10,055,692       2,591,742        7,463,950
                                                    ---------------------------------------------------
Deferred income taxes - long term                           6,693,738         764,489        5,929,249
                                                    ---------------------------------------------------
Total assets                                              154,783,604      41,609,222      113,174,382
                                                    ===================================================

Other current liabilities                                 $ 1,624,743     $ 1,899,017     $   (274,274)
                                                    ---------------------------------------------------
Deferred revenues - current                                86,013,083      16,530,850       69,482,233
                                                    ---------------------------------------------------
Deferred revenues - long term                              62,423,884               -       62,423,884
                                                    ---------------------------------------------------
Total liabilities                                         166,594,461      34,962,618      131,631,843
                                                    ---------------------------------------------------
Total other comprehensive income (loss)                     6,538,859      (1,762,118)       8,300,977
                                                    ---------------------------------------------------
Retained earnings (accumulated deficit)                   (21,759,416)      4,999,022      (26,758,438)
                                                    ---------------------------------------------------
Total shareholders' equity (deficit)                      (11,810,857)      6,646,604      (18,457,461)
                                                    ---------------------------------------------------
Total liabilities and shareholders' equity (deficit)      154,783,604      41,609,222      113,174,382
                                                    ===================================================

                                                                        Year Ended March 31:
                                                                        --------------------
                                                           2002                                         2001
                                                           ----                                         ----
                                         Restated        Original         Change        Restated       Original         Change
                                         --------        --------         ------        --------       --------         ------
                                                                         increase                                       increase
                                                                        (decrease)                                     (decrease)
                                        --------------------------------------------------------------------------------------------
Product sales and network services      $ 116,375,620  $ 108,404,000   $   7,971,620  $ 129,251,997   $ 129,625,356   $    (373,359)
                                        --------------------------------------------------------------------------------------------
Cost of sales                              29,943,101     29,924,292          18,809     34,663,611      32,093,162       2,570,449
                                        --------------------------------------------------------------------------------------------
Distributor incentives                     68,694,708     64,447,604       4,247,104     75,435,194      76,421,542        (986,348)
                                        --------------------------------------------------------------------------------------------
Operating income                            7,918,613      4,212,905       3,705,708      4,938,736       6,896,198      (1,957,462)
                                        --------------------------------------------------------------------------------------------
Income before income taxes                  7,874,371      4,168,679       3,705,692      5,252,170       7,209,623      (1,957,453)
                                        --------------------------------------------------------------------------------------------
Income taxes - deferred                     1,973,377       (324,894)      2,298,271      3,183,755         562,621       2,621,134
                                        --------------------------------------------------------------------------------------------
Net income (loss)                           2,997,017      1,589,596       1,407,421     (1,564,934)      3,013,653      (4,578,587)
                                        --------------------------------------------------------------------------------------------
Cummulative foreign currency translation    1,573,736       (186,123)      1,759,859      7,689,322        (501,506)      8,190,828
                                        --------------------------------------------------------------------------------------------
Comprehensive Income                    $   4,570,753  $   1,403,473   $   3,167,280  $   6,124,388   $   2,512,147   $   3,612,241
                                        ============================================================================================

         The changes noted above are entirely attributable to revenue recognition and associated deferral of costs of product sales and network service revenues as discussed above. The restatement resulted in an increase in earnings per share of $0.09 (from $0.09 to $0.18) for the year ended March 31, 2002 and a decrease in earnings per share of $0.27 (from earnings per share of $0.18 to net loss per share of $0.09) for the year ended March 31, 2001. The financial results presented in this report reflect the restatement of the Company's financial results. Based on the substantial work done to date, the Company does not expect any further restatements as a result of its internal review.