Form 10-Q/A
period 2002-12-31
PPOL INC
filed 2003-09-09
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 2

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


Part 1:
Item 1: Financial Statements

                                                  PPOL, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,         March 31,
                                                                       2002                 2002
                                                                   --------------      --------------
                                                                     (Unaudited)         (Restated)
ASSETS                                                               (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                                        $  14,313,481       $  11,716,893
  Trade accounts receivable, net of allowance for
    doubtful accounts of $2,000 and $7,000                             1,288,699           2,390,823
  Merchandise Inventories                                              2,932,907           1,077,047
  Advance payments to related parties                                                      1,987,008
  Advance payments                                                     3,262,225
  Deferred income taxes                                               10,021,875          10,055,692
  Prepaid expenses and other                                           1,375,720             354,514
                                                                   --------------      --------------

               Total current assets                                   33,194,907          27,581,977

  PROPERTY AND EQUIPMENT, net                                          6,286,588           6,927,851
  DEFERRED COSTS                                                     120,536,618         112,114,093
  DEFERRED INCOME TAXES                                                7,071,927           6,693,738
  LEASE DEPOSITS, INCLUDING RELATED PARTIES                              671,361             601,167
  OTHER ASSETS                                                           820,026             864,778
                                                                   --------------      --------------

                                                                   $ 168,581,427       $ 154,783,604
                                                                   ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, including related parties                      $  10,792,317       $  12,731,466
  Advances received                                                    9,190,664           2,342,533
  Income taxes payable                                                   309,199           1,458,752
  Other current liabilities                                              978,741           1,624,743
                                                                   --------------      --------------

               Total current liabilities                              21,270,921          18,157,494
                                                                   --------------      --------------

  Deferred revenue                                                   158,209,964         148,436,967
                                                                   --------------      --------------

SHAREHOLDERS' DEFICIT:
  Common Stock; $0.001 par value; 100,000,000 shares
     authorized; 17,994,920 (unaudited) and 17,095,174 shares
     issued and outstanding as of December 31 and
     March 31, 2002, respectively                                         17,995              17,095
  Additional paid-in capital                                           3,367,157           3,392,605
  Total other comprehensive income                                     3,345,885           6,538,859
  Accumulated Deficit                                                (17,630,495)        (21,759,416)
                                                                   --------------      --------------

          Total shareholders' deficit                                (10,899,458)        (11,810,857)
                                                                   --------------      --------------

                                                                   $ 168,581,427       $ 154,783,604
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
                                                                    =============      =============

                               Theaccompanying notes are an integral part of
                                  these consolidated financial statements.

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

         RESTATEMENT OF PRIOR FINANCIAL INFORMATION


                  The Company had conducted an internal review of its revenue recognition policies under the direction of the Company's Chief Financial Officer. The Company sells the MOJICO hardware for approximately $2,900 per unit and simultaneously charges admission fees of approximately $150 to customers which afford them the right to be a distributor for one year. As a result of the review, the Company noted that customers renew and remain distributors with the Company for an average of 3 years in total. As such, the Company has revised its revenue recognition policy on sales of MOJICO units. Revenues and related costs of MOJICO units are now deferred and recognized over 3 years. The Company previously recognized revenue from MOJICO sales over a period of 3 months. Therefore, in connection with this internal review, the financial results for each of the years ended March 31, 2002, 2001 and 2000 are being restated. Additionally, the company has restated the three and nine months ended December 31, 2002 and 2001, the three and six months ended September 30, 2002 and 2001 and the three months ended June 30, 2002. The total impact of the adjustments as of December 31, 2002 and for the three and nine months ended December 31, 2002 is as follows:

                                                    ------------------------------------------------
                                                                   December 31, 2002
                                                    ------------------------------------------------
                                                       Restated        Original         Change
                                                       --------        --------         ------
                                                                                       increase
                                                                                      (decrease)
----------------------------------------------------------------------------------------------------
Deferred costs - current                                 68,513,799       7,326,226      61,187,573
----------------------------------------------------------------------------------------------------
Deferred costs - long term                               52,022,819               -      52,022,819
----------------------------------------------------------------------------------------------------
Deferred income taxes- current                           10,021,875       2,168,396       7,853,479
----------------------------------------------------------------------------------------------------
Deferred income taxes - long term                         7,071,927         794,700       6,277,227
----------------------------------------------------------------------------------------------------
Total assets                                            168,581,427      41,240,327     127,341,100
----------------------------------------------------------------------------------------------------
Other current liabilities                                   978,741       1,116,744        (138,003)
----------------------------------------------------------------------------------------------------
Deferred revenues - current                              91,259,138      11,257,036      80,002,102
----------------------------------------------------------------------------------------------------
Deferred revenues - long term                            66,950,826               -      66,950,826
----------------------------------------------------------------------------------------------------
Total liabilities                                       179,480,885      32,182,102     147,298,783
----------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                   3,345,885      (1,299,096)      4,644,981
----------------------------------------------------------------------------------------------------
Retained earnings (accumulated deficit)                 (17,630,495)      6,972,169     (24,602,664)
----------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                    (10,899,458)      9,058,225     (19,957,683)
----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity (deficit)    168,581,427      41,240,327     127,341,100
----------------------------------------------------------------------------------------------------

                                        7

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
                                                 =======            =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (Restated as of December 31, 2002 and March 31, 2002.):

                                               December 31,       March 31,
                                                   2002              2002
                                              -------------     -------------
                                               (Unaudited)

         Deferred tax assets (liabilities):
           Deferred Revenue                   $66,283,577       $61,946,415
           Deferred Costs                     (50,499,969)      (46,787,984)
           Excess of accrued bonus                 98,788           108,321
           Reserve for product return              58,030           115,333
           Resort membership admission fees       231,589           177,883
           Accrued compensated absences           103,243           124,035
           Excess depreciation and
             Amortization                         521,443           586,606
           Inventory write-down                   220,624           338,136
           Other                                   76,477           140,685
                                              ------------      ------------

                Total net deferred tax assets  $17,093,802       $16,749,430
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


         PPOL has experienced positive cash flows in the nine month period ended December 31, 2002 as a result of an approximate $5,900,000 increase in advances received. Advances received represent the balance of customer receipts prior to shipment of the MOJICO product. Positive cash flows also resulted from a decrease in deferred costs approximating $4,515,000 for the same nine month period. Deferred costs are comprised of the costs for MOJICO hardware and distributor commissions. These positive cash flows were partially offset by a decrease in deferred revenue which resulted in a negative cash flow of approximately $7,310,000 for the nine months ended December 31, 2002. Deferred revenues are directly related to deferred costs. Deferred revenues and deferred costs are amortized into income over the expected service period of three years.

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


         Date: September 8, 2003


                                                       /s/ Kazushige Shimizu
                                                       ---------------------
                                                       Kazushige Shimizu
                                                       Chief Financial Officer