Form 10-Q
period 2003-06-30
PPOL INC
filed 2003-09-09
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2003

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

         Yes [X]           No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                          17,994,920
-----------------------------                -------------------------------
          (Class)                            (Outstanding at June 30, 2003.)

                                                PPOL, Inc.
                                    2003 Quarterly Report on Form 10-Q
                                            Table of Contents
PART 1:                                                                                                3
---------------------------------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                                             3

Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003                                     3
Consolidated Statements of Income and Comprehensive Income for
   the Three Months Ended June 30, 2003 and 2002                                                       4
Consolidated Statements of Cash Flows for Three Months Ended June 30, 2003 and 2002                    5
Notes to Consolidated Financial Statements                                                             6
ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         12
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   14
ITEM 4:  CONTROLS AND PROCEDURES                                                                      22

PART 2:                                                                                               22
---------------------------------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                                            22
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                    22
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                                              22
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          22
ITEM 5:  OTHER INFORMATION                                                                            22
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                             22

SIGNATURES                                                                                            23
---------------------------------------------------------------------------------------------------------

CERTIFICATIONS                                                                                        24
---------------------------------------------------------------------------------------------------------
EXHIBIT:                                                                                              26
---------------------------------------------------------------------------------------------------------

Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                  26

                                                    2

Part 1:

Item 1: Consolidated financial statements

                                                    PPOL, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2003      March 31, 2003
                                                                                --------------     --------------
 ASSETS                                                                          (Unaudited)
 CURRENT ASSETS:
  Cash and cash equivalents                                                     $  16,290,502      $  14,313,063
  Trade accounts receivable, net of allowance for
     doubtful accounts of $0 and $212                                                 621,431            149,313
  Merchandise inventories                                                           3,318,004          2,920,320
  Advance payments                                                                    828,717          3,491,610
  Deferred costs                                                                   61,370,471         66,323,721
  Deferred income taxes                                                             9,296,898          9,944,929
  Prepaid expenses and other                                                          734,732          1,482,110
                                                                                --------------     --------------

               Total current assets                                                92,460,755         98,625,066

  PROPERTY AND EQUIPMENT, net                                                       8,419,757          7,420,085
  DEFERRED COSTS                                                                   40,490,059         47,563,043
  DEFERRED INCOME TAXES                                                             5,340,909          6,368,748
  LEASE DEPOSITS, INCLUDING RELATED PARTIES                                           733,720            744,905
  OTHER ASSETS                                                                      2,466,501            826,811
                                                                                --------------     --------------

                                                                                $ 149,911,701      $ 161,548,658
                                                                                ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, including related parties                                   $   9,674,244      $   8,612,478
  Advances received                                                                12,018,407         10,929,498
  Deferred revenue                                                                 82,275,953         88,782,468
  Income taxes payable                                                                 85,262            876,609
  Other current liabilities                                                         1,516,405            926,926
                                                                                --------------     --------------

               Total current liabilities                                          105,570,271        110,127,979

   DEFERRED REVENUE                                                                52,859,915         61,535,697
   OTHER LIABILITIES                                                                   62,467                 --
                                                                                --------------     --------------

               Total liabilities                                                  158,492,653        171,663,676
                                                                                --------------     --------------

SHAREHOLDERS' EQUITY:
  Common Stock; $0.001 par value; 100,000,000 shares authorized;
     17,994,920 shares issued and outstanding as of
     June 30, 2003 (unaudited) and March 31, 2003, respectively                        17,995             17,995
  Additional paid-in capital                                                        3,367,157          3,367,157
  Total other comprehensive income                                                  3,574,074          3,210,834
  Accumulated deficit                                                             (15,540,178)       (16,711,004)
                                                                                --------------     --------------

          Total shareholders' equity                                               (8,580,952)       (10,115,018)
                                                                                --------------     --------------

                                                                                $ 149,911,701      $ 161,548,658
                                                                                ==============     ==============

             The accompanying notes are an integral part of these consolidated financial statements.

                                                        3

                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 Three months      Three months
                                                    ended             ended
                                                 June 30, 2003     June 30, 2002
                                                 -------------     -------------
                                                  (Unaudited)       (Unaudited)

 NET REVENUE:
  Product sales and network services             $ 28,579,162      $ 28,568,333
  Other on-line services                            4,680,027         3,770,909
                                                 -------------     -------------

          Total                                    33,259,189        32,339,242
                                                 -------------     -------------

COSTS AND EXPENSES:
  Cost of sales                                     7,681,813         7,084,105
  Distributor incentives                           16,629,674        17,033,964
  Selling, general and administrative expenses      5,987,994         5,944,564
                                                 -------------     -------------

          Total costs and expenses                 30,299,481        30,062,633
                                                 -------------     -------------

OPERATING INCOME                                    2,959,708         2,276,609

OTHER (EXPENSE) INCOME, net                           (26,795)           16,157
                                                 -------------     -------------

INCOME BEFORE INCOME TAXES                          2,932,913         2,292,766
                                                 -------------     -------------

INCOME TAXES:
  Current                                              86,217           362,896
  Deferred                                          1,675,870          (817,641)
                                                 -------------     -------------

          Total income taxes                        1,762,087          (454,745)
                                                 -------------     -------------

NET INCOME                                          1,170,826         2,747,511

OTHER COMPREHENSIVE GAIN (LOSS) -
  Cumulative foreign currency translation             363,240        (2,944,963)
                                                 -------------     -------------

COMPREHENSIVE INCOME (LOSS)                      $  1,534,066      $   (197,452)
                                                 =============     =============

NET INCOME PER COMMON SHARE,
  Basic and diluted                              $       0.07      $       0.16
                                                 =============     =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                  17,994,920        17,095,174
                                                 =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                            PPOL, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three months      Three months
                                                                       ended             ended
                                                                   June 30, 2003     June 30, 2002
                                                                   -------------     -------------
                                                                    (Unaudited)       (Unaudited)
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                      $  1,170,826      $  2,747,511
                                                                   -------------     -------------

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Depreciation and amortization                                    429,236           505,501
       Loss on sales/disposal of property and equipment                  61,517                --
       Deferred income taxes                                          1,675,870          (817,641)

   CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS:
       Trade accounts receivables                                      (479,675)          883,077
       Merchandise Inventories                                         (446,487)         (829,619)
       Advance payments to related parties                            2,639,707        (2,132,143)
       Deferred costs                                                10,431,523        (9,945,539)
       Prepaid expenses and other                                       733,137          (308,030)

     INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable, including related parties                    1,201,900        (3,777,168)
       Advances received                                              1,259,734        10,312,013
       Deferred revenue                                             (13,069,708)       12,876,600
       Income taxes payable                                            (786,901)       (1,170,485)
       Other liabilities                                                715,343         1,278,699
                                                                   -------------     -------------

           Total adjustments                                          4,365,196         6,875,265
                                                                   -------------     -------------

           Net cash provided by operating activities                  5,536,022         9,622,776
                                                                   -------------     -------------

 CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Purchase of property and equipment                             (3,328,209)          (13,991)
      Other assets                                                        4,348           (15,373)
                                                                   -------------     -------------

          Net cash used for investing activities                     (3,323,861)          (29,364)
                                                                   -------------     -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES -
      Dividends paid                                                         --          (963,732)
                                                                   -------------     -------------

          Net cash (used for) financing activities                           --          (963,732)
                                                                   -------------     -------------

EFFECTS OF EXCHANGE RATE                                               (234,722)       (3,690,731)
                                                                   -------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,977,439         4,938,949
CASH AND CASH EQUIVALENTS, beginning of period                       14,313,063        11,716,893
                                                                   -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                           $ 16,290,502      $ 16,655,842
                                                                   =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION -
      Income taxes paid                                            $     85,132      $  1,536,165
                                                                   =============     =============

      Interest paid                                                $         --      $         --
                                                                   =============     =============

      The accompanying notes are an integral part of these consolidated financial statements.

                                                5

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

          On August 15, 2002, the Company amended its articles of incorporation to increase its authorized shares of common stock from 10,000,000 to 100,000,000, change its name to PPOL, Inc. and effected a 1 for 7 reverse stock split. All share data presented in these consolidated financial statements reflect the reverse stock split.

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

     BASIS OF PRESENTATION:

          The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2003 and 2002 included in the Company's Form 10-K. The results of the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending March 31, 2004.

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     RECLASSIFICATIONS:

          Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation.

     PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include accounts of the PPOL, Inc. and its wholly owned subsidiary, AJOL, Ltd. All significant intercompany balances and transactions have been eliminated upon consolidation.

     FORFEITED DISTRIBUTOR COMMISSIONS:

          In April 2003, the Company amended its policy regarding distributor commissions to state that distributor commissions are not paid out unless they exceed a minimum threshold of approximately $30.00. If a distributor does not attain the minimum commission threshold within one year, then the commissions will be forfeited to the Company. In the quarter ending June 30, 2003, the Company has recognized approximately $714,000 of other income for the write-off of previously accrued distributor commissions that exceeded the one year threshold at March 31, 2003. This amount, related to the change in accounting policy, is included in other income on the statements of income and comprehensive income for the three months ended June 30, 2003. Distributor commissions outstanding greater than one year for the three month period ended June 30, 2003 approximated $148,000. This amount is offset against distributor incentives on the statement of income for the three months ended June 30, 2003.

     RECENT ACCOUNTING PRONOUNCEMENTS:

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

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

(2)  RELATED PARTY TRANSACTIONS:

          The Company leased the majority of its office space from Forval, its parent, until March 31, 2003. Forval subsequently returned a lease deposit to the Company during the three months ended June 30, 2003. The following summarizes amounts due from or to Forval and related transaction amounts.

                                                   Three months    Three months
                                                      ended           ended
                                                   June 30, 2003   June 30, 2002
                                                     ---------------------------
                                                    (Unaudited)      (Unaudited)

         Due from Forval-  Lease deposit             $    --          $ 597,806

         Due to Forval - Accounts payable                 --              1,343

         Transactions with Forval:
           Rental expenses                                --            186,814
           Other                                          --                868

          PPOL entered into separate agreements with Forval and Leo Global Fund, its two majority shareholders, in which PPOL is to provide certain consulting services during fiscal 2003. As provided for in the agreements, PPOL received $493,858 from Forval and Leo Global Fund. Since the Company has not completed the consulting services called for in the agreements prior to June 30, 2003, the payments received are included in advances received, as a liability, at June 30, 2003. There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

(3)  RESTATEMENT OF PRIOR FINANCIAL INFORMATION

          The Company had conducted an internal review of its revenue recognition policies under the direction of the Company's Chief Financial Officer. The Company sells its MOJICO hardware for approximately $2,900 per unit and simultaneously charges admission fees of approximately $150 to customers which afford them the right to be a distributor for one year. As a result of the review, the Company noted that customers renew and remain distributors with the Company for an average of 3 years in total. As such, the Company has revised its revenue recognition policy on sales of MOJICO units. Revenues and related costs of MOJICO units are now deferred and recognized over 3 years. The Company previously recognized revenue from MOJICO sales over a period of 3 months. Therefore, in connection with this internal review, the financial results for each of the years ended March 31, 2002, 2001 and 2000 are being restated. Additionally, the company has restated the three and nine months ended December 31, 2002 and 2001, the three and six months ended September 30, 2002 and 2001 and the three months ended June 30, 2002. The total impact of the adjustments as of and for the three months ended June 30, 2002 is as follows:

                                                               Three Months Ended June 30, 2002
                                                       ------------------------------------------------
                                                        Restated           Original           Change
                                                                                             increase
                                                                                            (decrease)
                                                       -------------     -------------    -------------
          Product sales and network services           $ 28,568,333      $ 30,815,864     $ (2,247,531)
          Cost of sales                                   7,084,105         7,642,042         (557,937)
          Distributor incentives                         17,033,964        19,356,990       (2,323,026)
          Operating income                                2,276,609         1,631,382          645,227
          Income before income taxes                      2,292,766         1,642,539          650,227
          Income taxes - deferred                          (817,641)          313,742       (1,131,383)
          Net income                                      2,747,511           963,117        1,784,394
          Cummulative foreign currency translation       (2,944,963)          415,399       (3,360,362)
          Comprehensive (loss) income                      (197,452)        1,378,516       (1,575,968)
                                                       =============     =============    =============

          The changes noted above are entirely attributable to revenue recognition and associated deferral of costs of product sales and network service revenues as noted above. The restatement resulted in an increase in earnings per share of $0.10 (from $0.06 to $0.16) for the three months ended June 30, 2002. The financial results presented in this report reflect the restatement of the Company's financial results. Based on the substantial work done to date, the Company does not expect any further restatements as a result of its internal review.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003

PRODUCT SALES AND NETWORK SERVICES. For the three months ended June 30, 2003, overall revenues of this category have remained consistent in comparison to the same period of the prior year.

OTHER ONLINE SERVICES REVENUE. For the three months end June 30, 2003, revenues increased 24.1% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective. Additionally, the Company has implemented new operational systems and procedures to increase efficiencies in processing and handling Other Online Services Revenues.

COST OF SALES. For the three months ended June 30, 2003, the change in cost of sales, expressed as a percentage of sales, increased 1.2% in comparison to the same period of the prior year. The increase is consistent with the increase in revenues.

DISTRIBUTOR INCENTIVES. For the three months ended June 30, 2003, the change in distributor incentives, expressed as a percentage of sales, decreased by 0.5%. In April 2003, the Company amended its distributor commission policy to state that the Company would not pay any commissions less than a minimum threshold of approximately $30.00. If the distributor does not earn the minimum threshold at the end of one year, then the commissions will be forfeited to the Company. The decrease is the result of the forfeited distributor commissions during the quarter ended June 30, 2003, which offset distributor incentives by approximately $148,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended June 30, 2003, selling, general and administrative expenses have remained consistent with same period of the prior year. The company is continually focusing efforts on reducing costs. The Company's monthly member magazine was redefined as a bi-monthly magazine which resulted in material savings. However, these savings were offset as the Yen strengthened against the US dollar.

OTHER INCOME. For the three months ended June 30, 2003, other income increased approximately $671,000 in comparison to the same period of the prior year. Effective in April 2003, the Company revised its commission policy to state that the Company would not pay any commissions less than a minimum threshold of approximately $30.00. If the distributor does not earn the minimum threshold within one year, then the commissions will be forfeited. The increase in primarily due to the Company recognizing approximately $714,000 of income associated with commissions that did not meet the minimum threshold of the new commission policy and had been outstanding greater than one year as of March 31, 2003.

DEFERRED INCOME TAX EXPENSE. For the three months ended June 30, 2003, deferred income tax expense increased approximately $2.5 million. The increase was primarily the result of deferred tax assets reversing against income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $16,290,502 and $16,655,842 at June 30, 2003 and 2002, respectively. Cash provided from operations for the three months ended June 30, 2003 and 2002 was $5,536,022 and $9,622,776, respectively. Cash used for investing activities for the three months ended June 30, 2003 and 2002 was $3,323,861 and $29,364, respectively. The cash used for investing activity for the quarter ended June 2003 was primarily for the purchase of property and equipment. No cash was used for financing activities in the three months ended June 30, 2003. Cash used for financing activities was $963,732 for the three months ended June 30, 2002 which was for the payment of dividends to shareholders. The Company also has an available line of credit of approximately $2.5 million. This revolving bank credit facility is generally used to finance temporary operating cash requirements. Management believes that cash flow from operations and the revolving credit facility will adequately meet the working capital needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, impairment of long-lived and intangible assets, depreciation and amortization, financing operations, inventory valuation, income tax and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in the notes to the consolidated financial statements for the years ended March 31, 2003 and 2002 included in our Form 10-K.

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

FOREIGN CURRENCY (YEN) FLUCTUATIONS

Substantially all of AJOL's revenue and expenses are received and incurred in Japanese Yen. Variation in foreign exchange rates may substantially affect AJOL's revenue, expenses, and net income in U.S. dollar terms. In preparing its consolidated financial statements, the Company translates revenue and expenses from Yen into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to the Yen, the Company's reported revenue, gross profits and net income will likely be reduced. For example, if the Japanese Yen significantly weakened, it would result in a reduction of the Company's operating results on a U.S. dollar reported basis. Given the unpredictability of exchange rate fluctuations, the Company cannot estimate the effect these fluctuations may have upon future reported results, product pricing or the Company's overall financial condition.

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

DEPENDENCE ON NEW SUBSCRIBERS

AJOL's operating results generally depend on revenues received from sales of the MOJICO product. In the current period, MOJICO sales have accounted for approximately 75% of AJOL's annual revenue. MOJICO sales are primarily made to new customers of AJOL. As a result, future revenues are primarily dependent on AJOL's ability to generate new customers for its MOJICO hardware and Pan Pacific Online services. There can be no assurances that AJOL will be able to continue to generate new subscribers at the rate that it has been able to in the past, nor that AJOL will be able to generate sufficient new subscribers to remain profitable. AJOL does not have any substantial historical basis for predicting the rate of increase in its subscriber base.

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

The Company's success depends, in part, on the Company's ability to develop new services, functionality and technology that address the needs of existing and prospective subscribers. If the Company does not properly identify the feature preferences of subscribers and prospective subscribers, or if the Company fails to deliver features that meet their standards, the Company's ability to market the Company's products and services successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. The Company may not be able to keep pace with the latest technological developments. The Company may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

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

Item 4: Controls and Procedures

We have established and maintain disclosure controls and procedures and conclude these controls/procedures are effective based on our evaluation as of the "Evaluation Date," which is as of the end of the period covered in the filing of this 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                      PPOL, Inc.
                                      ------------------------------------------
                                      (Registrant)

September 9, 2003                       /s/ Nobuo Takada
---------------                       ------------------------------------------
Date                                  Nobuo Takada, Chief Executive Officer

 September 9, 2003                       /s/ Kazushige Shimizu
---------------                       ------------------------------------------
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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  September 9, 2003

                                                         /s/ Nobuo Takada
                                                         -----------------------
                                                         Nobuo Takada
                                                         Chief Executive Officer

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  September 9, 2003

                                                         /s/ Kazushige Shimizu
                                                         -----------------------
                                                         Kazushige Shimizu
                                                         Chief Financial Officer