Form 10-Q/A
period 2003-06-30
PPOL INC
filed 2003-09-16
CIK 1202507

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

                                                        3

                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 Three months      Three months
                                                    ended             ended
                                                 June 30, 2003     June 30, 2002
                                                 -------------     -------------
                                                  (Unaudited)       (Unaudited)

 NET REVENUE:
  Product sales and network services             $ 28,579,162      $ 28,568,333
  Other on-line services                            4,680,027         3,770,909
                                                 -------------     -------------

          Total                                    33,259,189        32,339,242
                                                 -------------     -------------

COSTS AND EXPENSES:
  Cost of sales                                     7,681,813         7,084,105
  Distributor incentives                           17,343,364        17,033,964
  Selling, general and administrative expenses      5,987,994         5,944,564
                                                 -------------     -------------

          Total costs and expenses                 31,013,171        30,062,633
                                                 -------------     -------------

OPERATING INCOME                                    2,246,018         2,276,609

OTHER (EXPENSE) INCOME, net                           686,895           16,157
                                                 -------------     -------------

INCOME BEFORE INCOME TAXES                          2,932,913         2,292,766
                                                 -------------     -------------

INCOME TAXES:
  Current                                              86,217           362,896
  Deferred                                          1,675,870          (817,641)
                                                 -------------     -------------

          Total income taxes                        1,762,087          (454,745)
                                                 -------------     -------------

NET INCOME                                          1,170,826         2,747,511

OTHER COMPREHENSIVE GAIN (LOSS) -
  Cumulative foreign currency translation             363,240        (2,944,963)
                                                 -------------     -------------

COMPREHENSIVE INCOME (LOSS)                      $  1,534,066      $   (197,452)
                                                 =============     =============

NET INCOME PER COMMON SHARE,
  Basic and diluted                              $       0.07      $       0.16
                                                 =============     =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                  17,994,920        17,095,174
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

                                                               Three Months Ended June 30, 2002
                                                       ------------------------------------------------
                                                        Restated           Original           Change
                                                                                             increase
                                                                                            (decrease)
                                                       -------------     -------------    -------------
          Product sales and network services           $ 28,568,333      $ 30,815,864     $ (2,247,531)
          Cost of sales                                   7,084,105         7,642,042         (557,937)
          Distributor incentives                         17,033,964        19,356,990       (2,323,026)
          Operating income                                2,276,609         1,631,382          645,227
          Income before income taxes                      2,292,766         1,642,539          650,227
          Income taxes - deferred                          (817,641)          313,742       (1,131,383)
          Net income                                      2,747,511           963,117        1,784,394
          Cumulative foreign currency translation        (2,944,963)          415,399       (3,360,362)
          Comprehensive (loss) income                      (197,452)        1,378,516       (1,575,968)
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

OTHER ONLINE SERVICES REVENUE. For the three months ended June 30, 2003, revenues increased 24.1% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective. Additionally, the Company has implemented new operational systems and procedures to increase efficiencies in processing and handling Other Online Services Revenues.

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