Form 10-Q
period 2003-09-30
PPOL INC
filed 2003-11-19
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended September 30, 2003

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

         Yes [X]           No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                          17,994,920
-----------------------------                -------------------------------
          (Class)                          (Outstanding at September 30, 2003.)

                                   PPOL, Inc.
                       2003 Quarterly Report on Form 10-Q
                                Table of Contents

PART 1:  FINANCIAL INFORMATION                                                03
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                    03
         Consolidated Balance Sheets as of September 30, 2003 and
           March 31, 2003                                                     03
         Consolidated Statements of Income and Other Comprehensive Income
           for the Three Months Ended September 30, 2003 and 2002             04
         Consolidated Statements of Income and Other Comprehensive Income
           for the Six Months Ended September 30, 2003 and 2002               05
         Consolidated Statements of Cash Flows for Six Months Ended
           September 30, 2003 and 2002                                        06
         Notes to Consolidated Financial Statements                           07
ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                12
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           14
ITEM 4:  CONTROLS AND PROCEDURES                                              20

PART 2:  OTHER INFORMATION                                                    21
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    21
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            21
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      21
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  21
ITEM 5:  OTHER INFORMATION                                                    21
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     21

SIGNATURES                                                                    22
-------------------------------------------------------------------------------

CERTIFICATIONS                                                                23
--------------------------------------------------------------------------------
EXHIBIT:                                                                      25
--------------------------------------------------------------------------------

Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002                                                                   25


Part 1:  FINANCIAL INFORMATION

Item 1:  Consolidated financial statements

                                                  PPOL, INC.

                                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,         March 31,
                                                                              2003                 2003
                                                                          --------------      --------------
 ASSETS                                                                   (unaudited)

 CURRENT ASSETS:
  Cash and cash equivalents                                               $  20,758,881       $  14,313,063
  Trade accounts receivable, net of allowance for
     doubtful accounts of $0 and $212                                           616,188             149,313
  Merchandise inventories                                                       987,048           2,920,320
  Advance payments                                                            2,497,307           3,491,610
  Deferred costs                                                             65,907,745          66,323,721
  Deferred income taxes                                                      10,239,108           9,944,929
  Prepaid expenses and other current assets                                     426,201           1,482,110
                                                                          --------------      --------------

               Total current assets                                         101,432,478          98,625,066

  PROPERTY AND EQUIPMENT, net                                                 9,322,381           7,420,085
  DEFERRED COSTS                                                             43,518,116          47,563,043
  DEFERRED INCOME TAXES                                                       6,113,136           6,368,748
  LEASE DEPOSITS, INCLUDING RELATED PARTIES                                     716,791             744,905
  OTHER ASSETS                                                                2,626,939             826,811
                                                                          --------------      --------------

                                                                          $ 163,729,841       $ 161,548,658
                                                                          ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, including related parties                             $  10,369,949       $   8,612,478
  Advance received                                                           12,342,007          10,929,498
  Deferred revenue                                                           88,234,991          88,782,468
  Income taxes payable                                                        1,525,848             876,609
  Other current liabilities                                                   1,858,465             926,926
                                                                          --------------      --------------

               Total current liabilities                                    114,331,260         110,127,979

   DEFERRED REVENUE                                                          57,520,433          61,535,697
   OTHER LIABILITIES                                                             44,799                  --
                                                                          --------------      --------------

               Total liabilities                                            171,896,492         171,663,676
                                                                          --------------      --------------

SHAREHOLDERS' EQUITY:
  Common Stock; $0.001 par value; 100,000,000 shares authorized;
     17,994,920 shares issued and outstanding as of
     September 30, 2003 (unaudited) and March 31, 2003, respectively             17,995              17,995
  Additional paid-in capital                                                  3,367,157           3,367,157
  Total other comprehensive income                                            1,820,993           3,210,834
  Accumulated deficit                                                       (13,372,796)        (16,711,004)
                                                                          --------------      --------------

          Total shareholders' equity                                         (8,166,651)        (10,115,018)
                                                                          --------------      --------------

                                                                          $ 163,729,841       $ 161,548,658
                                                                          ==============      ==============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                                      03


                                   PPOL, INC.

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

                                                     Three months      Three months
                                                         Ended             Ended
                                                    September 30,      September 30,
                                                        2003               2002
                                                    -------------      -------------
                                                     (Unaudited)        (Unaudited)
                                                                         (Restated)
 NET REVENUE:
  Product sales and network services                $ 28,427,695       $ 30,676,934
  Other on-line services                               4,874,857          4,444,445
  Consulting revenue                                     483,858                 --
                                                    -------------      -------------

          Total                                       33,786,410         35,121,379
                                                    -------------      -------------

COSTS AND EXPENSES:
  Cost of sales                                       10,090,801          7,981,315
  Distributor incentives                              15,455,809         18,265,172
  Selling, general and administrative expenses         6,378,653          6,924,677
                                                    -------------      -------------

          Total costs and expenses                    31,925,263         33,171,164
                                                    -------------      -------------

OPERATING INCOME                                       1,861,147          1,950,215

OTHER (EXPENSE) INCOME, net                              (46,336)              (644)
                                                    -------------      -------------

INCOME BEFORE INCOME TAXES                             1,814,811          1,949,571
                                                    -------------      -------------

INCOME TAXES:
  Current                                              1,361,866          1,121,725
  Deferred                                            (1,714,437)            96,229
                                                    -------------      -------------

          Total income taxes                            (352,571)         1,217,954
                                                    -------------      -------------

NET INCOME                                             2,167,382            731,617

OTHER COMPREHENSIVE GAIN (LOSS)
  Foreign currency translation                        (1,753,081)         5,472,579
                                                    -------------      -------------

COMPREHENSIVE INCOME                                $    414,301       $  6,204,196
                                                    =============      =============

NET INCOME PER COMMON SHARE,
  Basic and diluted                                 $       0.12       $       0.04
                                                    =============      =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                     17,994,920         17,323,839
                                                    =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                   PPOL, INC.

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

                                                     Six months         Six months
                                                        Ended              Ended
                                                    September 30,      September 30,
                                                        2003               2002
                                                    -------------      -------------
                                                     (Unaudited)        (Unaudited)
                                                                        (Restated)
 NET REVENUE:
  Product sales and network services                $ 57,007,051       $ 59,245,267
  Other on-line services                               9,554,690          8,215,354
  Consulting revenues                                    483,858                 --
                                                    -------------      -------------

          Total                                       67,045,599         67,460,621
                                                    -------------      -------------

COSTS AND EXPENSES:
  Cost of sales                                       17,772,614         15,065,420
  Distributor incentives                              32,799,173         35,299,136
  Selling, general and administrative expenses        12,366,648         12,869,241
                                                    -------------      -------------

          Total costs and expenses                    62,938,435         63,233,797
                                                    -------------      -------------

OPERATING INCOME                                       4,107,164          4,226,824

OTHER (EXPENSE) INCOME, net                              642,317             15,513
                                                    -------------      -------------

INCOME BEFORE INCOME TAXES                             4,749,481          4,242,337
                                                    -------------      -------------

INCOME TAXES:
  Current                                              1,449,840          1,484,621
  Deferred                                               (38,567)          (721,412)
                                                    -------------      -------------

          Total income taxes                           1,411,273            763,209
                                                    -------------      -------------

NET INCOME                                             3,338,208          3,479,128

OTHER COMPREHENSIVE GAIN (LOSS)
  Foreign currency translation                        (1,389,841)        (2,527,616)
                                                    -------------      -------------

COMPREHENSIVE INCOME                                $  1,948,367       $    951,512
                                                    =============      =============

NET INCOME PER COMMON SHARE,
  Basic and diluted                                 $       0.19       $       0.20
                                                    =============      =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                     17,994,920         17,323,839
                                                    =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                             PPOL, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six months         Six months
                                                                 Ended              Ended
                                                             September 30,      September 30,
                                                                 2003               2002
                                                             -------------      -------------
                                                              (Unaudited)        (Unaudited)
                                                                                  (Restated)
 CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net income                                                $  3,338,208       $  3,479,128
                                                             -------------      -------------

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Depreciation and amortization                            1,016,122            918,522
       Loss on disposition of software                             17,589                 --
       Loss on sales/disposal of property and equipment            62,024              1,058
       Deferred income taxes                                      881,132           (721,412)
       Loss on write-off of deposits                                   --             85,448
       Other                                                           --            (24,548)

   CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS:
       Trade accounts receivables                                (432,221)         1,832,350
       Merchandise Inventories                                  1,988,800         (1,146,802)
       Advance payments to related parties                      1,134,765         (1,343,763)
       Deferred costs                                          10,615,366            564,897
       Prepaid expenses and other                                 453,878            (55,909)

     INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable, including related parties              1,179,659         (2,330,635)
       Advances received                                          718,370          3,881,372
       Deferred revenue                                       (12,760,486)        (2,128,857)
       Income taxes payable                                       563,426            (89,890)
       Other current liabilities                                  827,018           (441,710)
       Other liabilities                                          119,231                 --
                                                             -------------      -------------

           Total adjustments                                    6,384,673           (999,879)
                                                             -------------      -------------

           Net cash provided by operating activities            9,722,881          2,479,249
                                                             -------------      -------------

 CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Purchase of property and equipment                       (4,223,090)          (487,245)
      Net decrease in lease deposits                              675,285                 --
      Other assets                                                 20,459            (50,314)
                                                             -------------      -------------

          Net cash used for investing activities               (3,527,346)          (537,559)
                                                             -------------      -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
      Dividends paid                                                   --           (947,270)
                                                             -------------      -------------

          Net cash (used for) financing activities                     --           (947,270)
                                                             -------------      -------------

EFFECTS OF EXCHANGE RATE                                          250,283          1,383,120
                                                             -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       6,445,818          2,377,540
CASH AND CASH EQUIVALENTS, beginning of period                 14,313,063         11,716,893
                                                             -------------      -------------

CASH AND CASH EQUIVALENTS, end of period                     $ 20,758,881       $ 14,094,433
                                                             =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION -
      Income taxes paid                                      $      2,477       $         --
                                                             =============      =============

      Interest paid                                          $          5       $      1,765
                                                             =============      =============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

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

         On August 15, 2002, the Company amended its articles of incorporation to increase its authorized shares of common stock from 10,000,000 to 100,000,000, changed its name to PPOL, Inc. and effected a 1 for 7 reverse stock split. All share data presented in these consolidated financial statements reflect the reverse stock split.

         Effective April 1, 2002, AJOL Co., LTD. ("AJOL") was acquired by PPOL in a transaction accounted for as a reverse merger. The Company, upon closing of the transaction on August 15, 2002, issued 899,746 shares(post split) of its common stock for all of the issued and outstanding common stock of AJOL. For legal purposes, PPOL is the acquirer. For accounting purposes, AJOL has been treated as the acquirer and accordingly, AJOL is presented as the continuing entity, and the historical financial statements are those of AJOL. Prior to the reverse merger PPOL had no business activity, thus pro-forma information as though PPOL and AJOL had been combined for all periods has not been provided. AJOL and PPOL are collectively referred to herein as the "Company."

     BASIS OF PRESENTATION:

         The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2003 and 2002 included in the Company's Form 10-K. The results of the six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending March 31, 2004.

     PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include accounts of PPOL and its wholly owned subsidiary AJOL. All significant intercompany balances and transactions have been eliminated upon consolidation.

     FORFEITED DISTRIBUTOR INCENTIVES:

         In April 2003, the Company amended its policy regarding distributor incentives to state that distributor incentives are not paid out unless they exceed a minimum threshold of approximately $30.00. If a distributor does not attain the minimum incentive threshold within one year, then the incentives will be forfeited to the Company. During the six months ending September 30, 2003, the Company has recognized approximately $714,000 of other income for the write-off of previously accrued distributor incentives that exceeded the one year threshold at March 31, 2003. This amount, related to the change in distributor incentive policy, is included in other income on the statements of income and comprehensive income for the six months ended September 30, 2003. Distributor incentives outstanding greater than one year for the three month period ended September 30, 2003 and six month period ended September 30, 2003 approximated $130,000 and $278,000, respectively. These amounts are offset against distributor incentives on the statement of income for the three and six months ended September 30, 2003.

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

         FIN 45 In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1,2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

(2) RELATED PARTY TRANSACTIONS:

         The Company leased the majority of its office space from Forval, its parent, until March 31, 2003. Forval subsequently returned a lease deposit to the Company during the three months ended June 30, 2003. The following summarizes amounts due from or to Forval and related transaction amounts.

                                                             Six months            Six months
                                                                Ended                 Ended
                                                         September 30, 2003     September 30, 2002
                                                         -----------------------------------------
                                                             (Unaudited)           (Unaudited)
Due from Forval-  Lease deposit                               $        --           $ 588,549
Due to Forval - Accounts payable                                       --                  --
Transactions with Forval:
  Rental expenses                                                      --             364,262
  Other                                                                --               1,253

         PPOL entered into separate agreements with Forval and Leo Global Fund, its two majority shareholders, in which PPOL is to provide certain consulting services during fiscal year 2003. Since the Company has completed the consulting services called for in the agreements in this quarter, the payments that were included in advances received, at June 30, 2003 for the amount of $483,858 were recognized in this quarter ending September 30, 2003. There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

(3) RESTATEMENT OF PRIOR FINANCIAL INFORMATION:

         The Company had conducted an internal review of its revenue recognition policies under the direction of the Company's Chief Financial Officer. The Company sells its MOJICO hardware for approximately $2,900 per unit and simultaneously charges admission fees of approximately $150 to customers which afford them the right to be a distributor for one year. As a result of the review, the Company noted that customers renew and remain distributors with the Company for an average of 3 years in total. As such, the Company has revised its revenue recognition policy on sales of MOJICO units. Revenues and related costs of MOJICO units are now deferred and recognized over 3 years. The Company previously recognized revenue from MOJICO sales over a period of 3 months. Therefore, in connection with this internal review, the financial results for each of the years ended March 31, 2002, 2001 and 2000 have been restated. Additionally, the company has restated the three and nine months ended December 31, 2002 and 2001, the three and six months ended September 30, 2002 and 2001 and the three months ended June 30, 2002. The total impact of the adjustments as of and for the six months ended September 30, 2002 is as follows:

                                                               September 30, 2002
                                             --------------      --------------      --------------
                                                Restated           Original              Change
                                                                                        increase
                                                                                       (decrease)
                                             --------------      --------------      --------------
Deferred costs - current                     $  68,337,369       $   9,834,153       $  58,503,216
Deferred costs - long term                      53,230,327                  --          53,230,327
Deferred income taxes - current                 10,371,505           2,607,348           7,764,157
Deferred income taxes - long term                7,099,337             722,672           6,376,665
                                             --------------      --------------      --------------
Total assets                                   168,536,850          42,662,485         125,874,365
                                             ==============      ==============      ==============

Other current liabilities                    $   1,323,951       $   1,532,376       $    (208,425)
Deferred revenues - current                     91,164,006          13,988,262          77,175,744
Deferred revenues - long term                   68,394,831                  --          68,394,831
                                             --------------      --------------      --------------
Total liabilities                              180,368,013          35,005,863         145,362,150
Total other comprehensive income (loss)          4,011,243          (1,450,871)          5,462,114
Retained earnings (accumulated deficit)        (19,227,558)          5,722,341         (24,949,899)
                                             --------------      --------------      --------------
Total shareholders' equity (deficit)           (11,831,163)          7,656,622         (19,487,785)
Total liabilities and shareholders'
  equity (deficit)                             168,536,850          42,662,485         125,874,365
                                             ==============      ==============      ==============



(3) RESTATEMENT OF PRIOR FINANCIAL INFORMATION: (continued)

                                                               Six Months Ended
                                                              September 30, 2002
                                            --------------      -------------     -------------
                                               Restated           Original            Change
                                                                                     increase
                                                                                    (decrease)
                                            --------------      -------------     -------------
Product sales and network services           $ 59,245,267       $ 61,464,604      $ (2,219,337)
Cost of sales                                  15,065,420         15,727,035          (661,615)
Distributor incentives                         35,299,136         37,549,511        (2,250,375)
Operating income                                4,226,824          3,172,694         1,054,130
Income before income taxes                      4,242,337          3,182,960         1,059,377
Income taxes - deferred                          (721,412)            26,211          (747,623)
Net income                                      3,479,128          1,672,128         1,807,000
Cumulative foreign currency translation        (2,527,616)           311,247        (2,838,863)
Comprehensive (loss) income                       951,512          1,983,375        (1,031,863)
                                             =============      =============     =============

         The changes noted above are entirely attributable to revenue recognition and associated deferral of costs of product sales and network service revenues as noted above. The restatement resulted in an increase in earnings per share of $0.10 (from $0.10 to $0.20) for the six months ended September 30, 2002. The financial results presented in this report reflect the restatement of the Company's financial results. Based on the substantial work done to date, the Company does not expect any further restatements as a result of its internal review.

(4) FINANCIAL ADVISOR:

         The company entered into an agreement with an investment bank, Rodman & Renshaw (the "Investment Bank"), in connection with the Company's proposed public listing and financing.

         The Company agreed to pay the Investment Bank certain fees as follows:
         a. As a retainer, Fifty Thousand Dollars ($50,000) upon execution of the Agreement, and four (4) monthly installments of Twenty Five Thousand Dollars ($25,000) will be paid 30 days, 60 days, 90 days, and 120 days after the execution of the agreement.
         b. Upon successful closing of the Company's public listing, (i) 3.0% of the gross proceeds raised in the form of equity, equity-linked or convertible securities, (ii) 2.5% of the gross proceeds raised in the form of non-convertible subordinated debt, and (iii) 2.0% of the gross proceeds raised in the form of senior debt (including lines of credit or commitments to fund which are undrawn at closing)
         c. As an additional success fee, warrants to purchase an amount equal to ten percent (10%) of the Company's equity securities (or equity security equivalents) placed by the Investment Bank. The warrants will be exercisable for five (5) years and will have an exercise price of 100% of the actual or applied price per share of the Company's common stock as determined by the Transaction. The warrants will also contain customary terms and conditions.

         The Investment Bank will be the exclusive financial advisor to the Company with respect to the Company's public listing and financing for a period of five (5) months commencing on the date of the Agreement, subject to the termination provisions. The engagement and the terms will be renewed automatically, or a month-to-month basis, until the proposal is successfully completed or until this engagement is terminated, as described in the Agreement.

(5) INVENTORY WRITE DOWN:

         The Company has recorded an expense approximating $539,000 in the September 30, 2003 quarter for a write down of SF-60 hardware that remained in inventory. With the introduction of the SF-70 hardware in August 2003, the Company determined that a certain number of the remaining SF-60 units were not going to be sold resulting in the write off.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

         Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as PPOL "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe PPOL's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in valuating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Report and PPOL undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required under applicable laws.

         OVERVIEW

         PPOL, Inc., a California corporation, conducts its business primarily through its Wholly-owned Japanese subsidiary, AJOL, Ltd., a Japanese corporation (hereafter, collectively referred to as PPOL or the "Company.") At the present time, the Company has administrative functions occurring in California, but is not engaged in substantial business in the US.

         The Company's revenues are derived from the sales of (1) its "MOJICO" hardware, a multifunctional facsimile based machine with networking capabilities, (2) subscriptions to PPOL's proprietary "Pan Pacific Online" interactive database that can only be accessed through its MOJICO hardware and (3) various consumer products that utilize the Company's "Kamome" brand.

         On August 29, 2003, AJOL, Ltd., a wholly owned subsidiary of PPOL, Inc., announced the release of its newest version of its MOJICO flagship product, the SF-70, a multi-functional facsimile -based machine with L-mode compatible networking capabilities. L-mode is an Internet portal service and enables access to information services, transaction services, e-mail and other services.

         A. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

         PRODUCT SALES AND NETWORK SERVICES. For the three months ended September 30, 2003, overall revenues of this category have declined approximately $2,249,000 or 7.3% as compared with the second quarter of 2002. Sales declined as a number of prospective customers anticipated the release of our new product which reduced demand for the SF-60 model.

         OTHER ONLINE SERVICE REVENUE. For the three months ended September 30, 2003, revenue increased approximately $430,000 or 9.7%. The increase is the result of the continuous effort to expand the on-line service business, which is one of our business goals. The Cube system (automatic monthly deposit system) contributed to the increase in mail-order sales.

         CONSULTING REVENUES. PPOL entered into separate agreements with Forval and Leo Global Fund, its two majority shareholders to provide certain consulting services during fiscal year 2003. In this quarter, the company recognized consulting revenue of approximately $484,000.

         COST OF SALES. For the three months ended September 30, 2003, the increase in cost of sales, expressed as a percentage of sales, was 7.1% as compared to the same period of the prior year. Inventory of obsolete SF-60 hardware was written-down by approximately $539,000 and the new SF-70 model costs the Company approximately 12% more per unit than the previous model, resulting in the higher cost of sales percentage.

         DISTRIBUTOR INCENTIVES. For the three months ended September 30, 2003, the distributor incentives decreased approximately $2,809,000 or 15.4%, which in ratio to sales revenue decreased from 52% to 46% compared to the same period of prior year. Distributor incentive expense increases or declines based on the associated increase or decline in Product Sales. Also, in April 2003, the Company amended its distributor incentive policy to state that the Company would not pay any incentives less than a minimum threshold of approximately $30.00. If a distributor does not earn the minimum threshold by the end of one year their incentives are forfeited to the Company. This change of policy resulted in an offset of distribution incentives of approximately $130,000 in this quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended September 30, 2003, selling, general and administrative expenses have decreased approximately $546,000 or 7.9% in comparison to the same period of the prior year. The company is continually focusing efforts on reducing costs. A significant reason is the reduced sales promotion costs realized by changing the monthly member magazine to bimonthly publication, saving the Company approximately $443,000 this quarter.

         DEFERRED INCOME TAX BENEFIT AND EXPENSE. Deferred income tax expense for the three months ended September 30, 2002 was approximately $96,000. Deferred income tax benefit for the three months ended September 30, 2003 is approximately $1,714,000. The main reason for this deferred income tax benefit is due to the large change of deferred tax assets in dollar amounts caused by relatively large fluctuation of dollar-Yen exchange rate from the end of the previous quarter to the end of this quarter.

         B. RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2002

         PRODUCT SALES AND NETWORK SERVICES. For the six months ended September 30, 2003, overall revenues of this category have declined approximately $2,238,000 or 3.8%, compared with the same period of 2002. The entire decline is attributable to the second quarter as described in the previous section.

         OTHER ONLINE SERVICES REVENUE. For the six months ended September 30, 2003, revenues increased approximately $1,339,000 or 16.3% over the comparable period of the prior year. The increase is the result of the continuous effort to expand the on-line service business, which is one of our business goals. Especially, the Cube system (automatic monthly deposit system) contributed to the increase in mail-order sales. The mail-order sales in the six months ended September 30, 2002 were approximately $1,585,000 while it was approximately $2,523,000 in the six months ended September 2003, which resulted total increase of approximately $938,000.

         CONSULTING REVENUES. PPOL entered into separate agreements with Forval and Leo Global Fund, its two majority shareholders, in which PPOL is to provide certain consulting services during fiscal year 2003. In the six-month period ended September 30, 2003, the company recognized the revenue of approximately $484,000.

         COST OF SALES. For the six months ended September 30, 2003, the cost of sales increased approximately $2,707,000 or 18.0%, which in ratio to sales revenue, increased from 22% to 27% in comparison to the same period of the prior year. Inventory of obsolete SF-60 hardware was written-down by approximately $539,000 and the new SF-70 model costs the Company approximately 12% more per unit than the previous model, resulting in the higher cost of sales percentage.

         DISTRIBUTOR INCENTIVES. For the six months ended September 30, 2003, the distributor incentives decreased approximately $2,500,000 or 7.1%. In April 2003, the Company amended its distributor incentive policy to state that the Company would not pay any incentives less than a minimum threshold of approximately $30.00. If a distributor does not earn the minimum threshold by the end of one year, their incentives are forfeited to the Company. The ratio of distributor incentives as a percentage of net revenue improved from 52.3% to 48.9% for this six-month period. The absence of incentives for SF60 admission fees is the main reason for this improvement.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the six months ended September 30, 2003, selling, general and administrative expenses have decreased approximately $503,000 or 3.9% in comparison to the same period of the prior year. One of the major reasons is the reduced sales promotion cost. A significant reason is the reduced sales promotion costs realized by changing the monthly member magazine to bimonthly publication, saving the Company approximately $700,000 this period. Also, the number of distributor events decreased. In the prior year, there was a Mongolia tour for distributors that cost approximately $200,000. This tour was eliminated this year.

         OTHER (EXPENSE) INCOME, NET. For the six months ended September 30, 2003, the company recognized other income of approximately $642,000. In the same period of 2002, the company recognized other income of approximately $16,000. The increase is mainly due to forfeited distributor incentive income of $714,000 in the first quarter of this year. Please refer to the forfeited distributor incentives disclosure contained in NOTE(1).

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents. Cash and cash equivalents totaled $20,758,881 and $14,313,063 at September 30, 2003 and March 31, 2003,
         respectively. Cash provided from operations for the six months ended September 30, 2003 and 2002 was $9,722,881 and $2,479,249,
         respectively. Cash used for investing activities for the six months ended September 30, 2003 and 2002 was $3,527,346 and $537,559,
         respectively. The cash used for investing activity for the quarter ended September 2003 was primarily for the purchase of property and equipment. No cash was used for financing activities in the six months ended September 30, 2003. Cash used for financing activities was $947,270 for the six months ended September 30, 2002 which was for the payment of dividends to shareholders. The increase of the cash balance is due mainly to an increase in MOJICO shipments, of approximately $8,483,000, for the three-month period ended September 30, 2003 as compared to the three month period ended March 31, 2003.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         LIMITED OPERATING HISTORY

         AJOL has a limited operating history in Japan upon which it can be evaluated. Any investment in the Company must be considered in light of the risks, expenses and difficulties encountered by companies in the early stage of development in new and rapidly evolving markets, including the risks described herein. There can be no assurances that AJOL will be successful in addressing these risks.

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

         FLUCTUATIONS IN OPERATING RESULTS

         AJOL's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of AJOL's control. These factors include the demand for the telecommunications products and services offered by AJOL, introduction of new products or services by AJOL or its competitors, delays in the introduction or enhancement of products and services by AJOL or its competitors, changes in AJOL's pricing policies or those of its competitors, AJOL's ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, changes in the mix Japanese vs. non-Japanese revenue, changes in foreign currency exchange rates, the mix of products and services sold by AJOL and the channels through which those products and services are sold, general economic conditions, and specific Economic conditions in Internet and related industries. Additionally, in response to evolving competitive conditions, AJOL may elect from time to time to make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its financial performance.

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

         RELIANCE ON HANDWRITTEN MOJI (CHARACTERS) AS PREFERRED METHOD OF WRITTEN COMMUNICATIONS

         The Company relies on the desire of subscribers and potential subscribers to use handwritten Moji (characters) as their preferred method of written communication as an underlying material assumption for the continuing success of its business. A subscriber's or potential subscriber's desire to use handwritten Moji (characters) is a matter of personal preference, which is unpredictable. Any negative changes in perception by subscribers and potential subscribers as to their desire to use handwritten Moji (characters) as their preferred method of written communication, for any reason, including the emergence of new, different, or alternative forms of written communications, could have a material adverse effect on AJOL and its business.

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

         DEPENDENCE ON MR. AOTA

         The Company is highly dependent upon its President Yoshihiro Aota to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota's talents, efforts, personality and leadership have been, and continue to be critical to AJOL and the Company's success. The diminution or loss of the services of Mr. Aota, and any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on the Company's business. The Company is investigating, but has not obtained "Key Executive Insurance" with respect to Mr. Aota.

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

         COMMENCING FOREIGN OPERATIONS

         AJOL is exploring the possibility of commencing business activities in South Korea, China, and Taiwan. In past years, these nations have experienced significant economic and/or political instability. If AJOL commences business activities in these nations, future instability will have a material adverse effect on AJOL's ability to do business in these nations and may jeopardize AJOL's investment in establishing business operations in those countries.

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

Part 2:  OTHER INFORMATION

Item 1:  Legal Proceedings
         None

Item 2:  Changes in Securities and Use of Proceeds
         None

Item 3:  Defaults Upon Senior Securities
         None

Item 4:  Submission of Matters to a Vote of Security Holders
         a) PPOL, Inc. held its annual meeting of shareholders on September 25, 2003;
         b) The following individuals were elected as directors of PPOL, Inc. at the annual meeting: Nobuo Takada; Yoshihiro Aota; and Kazushige Shimizu
         c) Mr. Takada received 17,283,121 votes for election as a director; Mr. Aota received 17,283,121 votes for election as a director; and Mr. Shimizu received 17,283,121 votes for election as a director. Additionally, Shareholders approved the appointment of Stonefield Josephson, Inc. as the independent auditor of PPOL, Inc. for the fiscal ending March 31, 2004, with a total vote of 17,282,888 shares.

Item 5:  Other Information
         None

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  99(a) - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

                  99(b) - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K during the quarter ended September 30, 2003

                  A Form 8-K was filed on August 19, 2003, under Item 5, announcing the delay of 10-Q filing deadline of August 19, 2003, for the quarter ended June 30, 2003.

                  A Form 8-K was filed on August 19, 2003, under Item 5, regarding the issuance of a press release about the introduction of its next generation MOJICO unit, the SF-70.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PPOL, Inc.
                                      ------------------------------------------
                                      (Registrant)

November 19, 2003                       /s/ Nobuo Takada
---------------                       ------------------------------------------
Date                                  Nobuo Takada, Chief Executive Officer

November 19, 2003                       /s/ Kazushige Shimizu
---------------                       ------------------------------------------
Date                                  Kazushige Shimizu, Chief Financial Officer