Form 10-Q
period 2003-12-31
PPOL INC
filed 2004-02-17
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2003

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

         Yes [X]           No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                           17,993,752
-----------------------------                -----------------------------------
         (Class)                             (Outstanding at December 31, 2003.)

                                   PPOL, Inc.
                   December 2003 Quarterly Report on Form 10-Q
                                Table of Contents

PART 1:                                                                        3

ITEM 1:  FINANCIAL STATEMENTS                                                  3

Consolidated Balance Sheets as of December 31 and March 31, 2003               3
Consolidated Statements of Income and Comprehensive Income for
  Three Months Ended December 31, 2003 and 2002                                4
Consolidated Statements of Income and Comprehensive Income for
  Nine Months Ended December 31, 2003 and 2002                                 5
Consolidated Statements of Cash Flows for Nine Months
  Ended December 31, 2003 and 2002                                             6
Notes to Consolidated Financial Statements                                     7
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            13
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           16
ITEM 4:  CONTROLS AND PROCEDURES                                              22

PART 2:                                                                       23
--------------------------------------------------------------------------------
ITEM 1:  LEGAL PROCEEDINGS                                                    23
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            23
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      23
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  23
ITEM 5:  OTHER INFORMATION                                                    23
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     23

SIGNATURES                                                                    24
--------------------------------------------------------------------------------

CERTIFICATIONS                                                                25
--------------------------------------------------------------------------------

CERTIFICATIONS                                                                26
--------------------------------------------------------------------------------

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002       27


Part 1:
Item 1: Financial Statements

                                                  PPOL, INC.

                                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31           March 31,
                                                                           2003                2003
                                                                      --------------      --------------
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $  22,935,227       $  14,313,063
  Trade accounts receivable, net of allowance for
    doubtful accounts of $-0- and $212                                      798,560             149,313
  Merchandise inventories                                                 2,400,061           2,920,320
  Advance payments                                                               --           3,491,610
  Deferred income taxes                                                   9,319,411           9,944,929
  Deferred costs                                                         65,873,081          66,323,721
  Prepaid expenses and other current assets                                 239,235           1,482,110
                                                                      --------------      --------------
Total current assets                                                    101,565,575          98,625,066

  PROPERTY AND EQUIPMENT, NET                                             9,002,377           7,420,085
  DEFERRED COSTS                                                         40,279,646          47,563,043
  DEFERRED INCOME TAXES                                                   5,808,672           6,368,748
  LEASE DEPOSITS, INCLUDING RELATED PARTIES                                 745,808             744,905
  DEPOSITS                                                                5,872,156                  --
  OTHER ASSETS                                                              188,191             826,811
                                                                      --------------      --------------

                                                                      $ 163,462,425       $ 161,548,658
                                                                      ==============      ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                    $  13,025,655       $   8,612,478
  Advances received                                                      14,998,142          10,929,498
  Deferred revenue                                                       87,423,883          88,782,468
  Income taxes payable                                                           --             876,609
  Other current liabilities                                               1,389,549             926,926
                                                                      --------------      --------------
Total current liabilities                                               116,837,229         110,127,979
                                                                      --------------      --------------

  DEFERRED REVENUE                                                       53,250,262          61,535,697
  OTHER LIABILITIES                                                          23,309                  --

SHAREHOLDERS' DEFICIT:
  Common stock; $0.001 par value; 100,000,000 shares authorized;
  17,993,752 (unaudited) issued and outstanding at December 31,
  2003 and 17,994,920 issued and outstanding at March 31, 2003               17,994              17,995
  Additional paid-in capital                                              3,362,359           3,367,157
  Total other comprehensive gain                                            911,282           3,210,834
  Accumulated Deficit                                                   (10,940,010)        (16,711,004)
                                                                      --------------      --------------
          Total shareholders' deficit                                    (6,648,375)        (10,115,018)
                                                                      --------------      --------------

                                                                      $ 163,462,425       $ 161,548,658
                                                                      ==============      ==============

                                  The accompanying notes are an integral part of these consolidated financial statements.


                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 Three months ended  Three months ended
                                                    December 31,        December 31,
                                                        2003                2002
                                                    -------------      -------------
                                                     (Unaudited)        (Unaudited)
                                                                         (Restated)
NET REVENUE:
  Product sales and network services                $ 29,540,639       $ 29,299,563
  Other on-line services                               4,916,892          4,649,824
                                                    -------------      -------------
          Total                                       34,457,531         33,949,387
                                                    -------------      -------------

COSTS AND EXPENSES:
  Cost of sales                                        7,598,685          7,771,727
  Distributor incentives                              17,505,163         17,354,941
  Selling, general and administrative expenses         5,854,820          6,537,395
                                                    -------------      -------------
          Total costs and expenses                    30,958,668         31,664,063
                                                    -------------      -------------

OPERATING INCOME                                       3,498,863          2,285,324

OTHER INCOME (EXPENSE), net                               (6,688)           (55,879)
                                                    -------------      -------------

INCOME BEFORE INCOME TAXES                             3,492,175          2,229,445
                                                    -------------      -------------

INCOME TAXES:
  Current                                               (279,512)           291,148
  Deferred                                             1,224,161            377,040
                                                    -------------      -------------
          Total income taxes                             944,649            668,188
                                                    -------------      -------------

NET INCOME                                             2,547,526          1,561,257

OTHER COMPREHENSIVE GAIN (LOSS) -
  Cumulative foreign currency translation                (69,213)          (665,358)
                                                    -------------      -------------

COMPREHENSIVE INCOME                                $  2,478,313       $    895,899
                                                    =============      =============

NET INCOME PER COMMON SHARE,
  Basic and diluted                                 $       0.14       $       0.09
                                                    =============      =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                     17,993,908         17,994,920
                                                    =============      =============

                   The accompanying notes are an integral part of these consolidated financial statements.


                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                  Nine months ended   Nine months ended
                                                     December 31,        December 31,
                                                         2003                2002
                                                    --------------      --------------
                                                      (Unaudited)         (Unaudited)
                                                                           (Restated)
NET REVENUE:
  Product sales and network services                $  86,473,350       $  88,916,119
  Other on-line services                               14,459,798          12,497,365
  Consulting revenue                                      483,858                   0
                                                    --------------      --------------
          Total                                       101,417,006         101,413,484
                                                    --------------      --------------

COSTS AND EXPENSES:
  Cost of sales                                        25,421,127          22,837,523
  Distributor incentives                               50,295,825          52,656,767
  Selling, general and administrative expenses         18,237,187          19,371,130
                                                    --------------      --------------
          Total costs and expenses                     93,954,139          94,865,420
                                                    --------------      --------------

OPERATING INCOME                                        7,462,867           6,548,064

OTHER INCOME (EXPENSE), net                               708,593             (40,231)
                                                    --------------      --------------

INCOME BEFORE INCOME TAXES                              8,171,460           6,507,833
                                                    --------------      --------------

INCOME TAXES:
  Current                                               1,214,872           1,776,014
  Deferred                                              1,185,594            (344,372)
                                                    --------------      --------------
          Total income taxes                            2,400,466           1,431,642
                                                    --------------      --------------

NET INCOME                                              5,770,994           5,076,191

OTHER COMPREHENSIVE GAIN (LOSS) -
  Cumulative foreign currency translation              (2,299,552)         (3,192,974)
                                                    --------------      --------------

COMPREHENSIVE INCOME                                $   3,471,442       $   1,883,217
                                                    ==============      ==============

NET INCOME PER COMMON SHARE,
  Basic and diluted                                 $        0.32       $        0.29
                                                    ==============      ==============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                      17,994,586          17,549,991
                                                    ==============      ==============


                   The accompanying notes are an integral part of these consolidated financial statements.


                                        PPOL, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine months        Nine months
                                                                Ended             Ended
                                                          December 31, 2003  December 31, 2002
                                                            -------------      -------------
                                                             (Unaudited)        (Unaudited)
                                                                                (Restated)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                $  5,770,994       $  5,076,191
                                                            -------------      -------------

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                            1,801,359          1,698,088
      Loss on sales/disposal of property and equipment           101,905              8,316
      Deferred income taxes                                    1,185,594           (344,372)
      Loss on write-off of deposits                                   --             85,548
      Loss on write-down of software                                  --             95,839

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Trade accounts receivables                                (590,770)         1,335,839
      Merchandise Inventories                                    763,736         (1,673,170)
      Advance payments to related parties                      3,587,293         (1,008,871)
      Deferred costs                                          18,084,297          4,515,177
      Prepaid expenses and other                                 583,247           (956,887)

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable                                         3,304,435         (3,308,192)
      Advances received                                        3,244,829          5,890,324
      Deferred revenue                                       (23,343,655)        (7,310,922)
      Income taxes payable                                      (900,631)        (1,276,455)
      Other current liabilities                                  (11,584)          (808,215)
                                                            -------------      -------------

          Total adjustments                                    7,810,055         (3,057,953)
                                                            -------------      -------------

          Net cash provided by operating activities           13,581,049          2,018,238
                                                            -------------      -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Purchase of property and equipment                      (2,726,558)          (603,683)
      Other assets                                            (4,151,968)           (57,695)
                                                            -------------      -------------

          Net cash used for investing activities              (6,878,526)          (661,378)
                                                            -------------      -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES -
      Dividends paid                                                  --           (947,270)
      Fractional share liquidation                                (4,799)                --
                                                            -------------      -------------
          Net cash used for financing activities                  (4,799)          (947,270)
                                                            -------------      -------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATE                      1,924,440          2,186,998
                                                            -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      8,622,164          2,596,588
CASH AND CASH EQUIVALENTS, beginning of period                14,313,063         11,716,893
                                                            -------------      -------------

CASH AND CASH EQUIVALENTS, end of period                    $ 22,935,227       $ 14,313,481
                                                            =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION -
      Income taxes paid                                     $  2,230,720       $  3,051,506
                                                            =============      =============
      Interest paid                                         $      5,484       $      1,767
                                                            =============      =============

                             The accompanying notes are an integral part of these consolidated financial statements.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

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

         BASIS OF PRESENTATION:

                  The unaudited financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the years ended March 31, 2003 and 2002 included in the Company's Form 10-K. The results of the nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year ending March 31, 2004.

         (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         (CONTINUED)


         RECLASSIFICATIONS:

                  Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation

         SHARE REPURCHASES:

                  Fractional shares in the Company's common stock resulted from the Company's 1 for 7 reverse stock split which was effective August 15, 2002. In accordance with the conditions of Company's Stock Purchase and Business Combination agreement dated July 19, 2002, the Company is obligated to purchase all resulting fractional shares from shareholders based on the fraction of the share owned by such shareholder multiplied by the actual opening bid price of the shares upon such shares becoming listed on the NASD OTC Bulletin Board. The Company's shares became publicly listed on October 14, 2003 with an opening bid price of $4.05. The value of all fractional shares subject to repurchase was approximately $4,800. Upon repurchase, 1,168 fractional shares were canceled.

         GIFT CERTIFICATES:

                  The Company initiated a gift certificate program in September 2003. The Company introduced this gift certificate program as a sales promotion tool for Kamome goods and also as a marketing tool to assist distributors. As of December 31, 2003, the Company had approximately $142,000 of gift certificate liability which is recorded under Advances Received. Gift certificates are issued in denominations of approximately $10 and have an expiration of 2 years from issuance. Gift certificates are not redeemable for cash.

         FORFEITED DISTRIBUTOR INCENTIVES:

                  In April 2003, the Company amended its policy regarding distributor incentives to state that distributor incentives are not paid out unless they exceed a minimum threshold of approximately $30. If a distributor does not attain the minimum incentive threshold within one year, then the incentives will be forfeited to the Company. During the nine months ended December 31, 2003, the Company has recognized approximately $714,000 of other income for the write-off of previously accrued distributor incentives that exceeded the one-year threshold at March 31, 2003. This amount, related to

         (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         (CONTINUED)

                  the change in distributor incentive policy, is included in other income on the statements of income and comprehensive income for the nine months ended December 31, 2003. Distributor incentives written off greater than one year during the three and nine month periods ended December 31, 2003 approximated $108,000 and $386,000, respectively. These amounts are offset against distributor incentives on the statement of income and comprehensive income for the three and nine month periods ended December 31, 2003.

         RECENT ACCOUNTING PRONOUNCEMENTS:

                  In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and
                  (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption as this statement did not have a material effect on the consolidated financial statements.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments The adoption as this statement did not have a material effect on the consolidated financial statements.

                  In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

         (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         (CONTINUED)

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

                  In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  In December 2003 the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

                  During October 2003, the FASB issued FASB Staff Position No. FIN 46-6 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

         (2) RELATED PARTY TRANSACTIONS:

                  The Company leased the majority of its office space from Forval Corporation (Forval), its parent, until March 31, 2003. Forval subsequently returned a lease deposit to the Company during the three months ended June 30, 2003.

         (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         (CONTINUED)

                  As of December 31, 2003, the Company had no related party receivables or payables with Forval. As of March 31, 2003, the Company had a lease deposit receivable from Forval in the amount of $606,852 and a trade payable to Forval in the amount of $159,800. For the nine months ended December 31, 2003, the Company had no transactions with Forval. For the nine months ended December 31, 2002, the Company incurred rental expenses for its Tokyo office space in the amount of $546,979 from Forval. Additionally, other transactions totaling $25,595 were incurred with Forval for the nine months ended December 31, 2002.

                  PPOL entered into separate agreements with Forval and Leo Global Fund, its two largest shareholders, which collectively own 95% of PPOL, in which PPOL was to provide certain consulting services during fiscal year 2003. The Company completed the consulting services called for in the agreements in the previous quarter at which time the Company also recorded the related income of $483,858. There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

         (3) VENDOR CONTRACT:

                  The Company contracted with a new vendor to produce its new MOJICO SF-70. The contract is for a one year term beginning on November 19, 2003 and is automatically renewable for successive one year terms unless cancelled by either party with 2 months notice. In establishing this new vendor relationship, the Company was required to place a guarantee deposit with this vendor in the amount of approximately $5.9 million. Except for a monthly administrative fee of approximately $7,500 payable to the vendor, the Company is not committed to any minimum purchase agreement with this vendor. The contract is expected to create a concentration of products provided by one vendor.

         (4) RESTATEMENT OF PRIOR FINANCIAL INFORMATION:

                  The Company had conducted an internal review of its revenue recognition policies under the direction of the Company's Chief Financial Officer. The Company sells its MOJICO hardware for approximately $2,900 per unit and simultaneously charges admission fees of approximately $150 to customers which afford them the right to be a distributor for one year. As a result of the review, the Company noted that customers renew and remain distributors with the Company for an average of 3 years in total. As such, the Company has revised its revenue recognition policy on sales of MOJICO units. Revenues and related costs of MOJICO units are now deferred and recognized over 3 years. The Company previously recognized revenue from MOJICO sales over a period of 3 months. Therefore, in connection with this internal review, the financial results for each of the years ended March 31, 2002, 2001 and 2000 have been restated. Additionally, the company has restated the three and nine months ended December 31, 2002 and 2001, the three and six months ended September 30, 2002 and 2001 and the three months ended June 30, 2002. The total impact of the adjustments as of December 31, 2002 and the three and nine months ended December 31, 2002 are as follows:

                                                                     December 31, 2002
                                                         --------------------------------------------
                                                                                           Change
                                                                                          increase
                                                            Restated      Original       (decrease)
-----------------------------------------------------------------------------------------------------
                           Deferred costs - current       68,513,799       7,326,226      61,187,573
-----------------------------------------------------------------------------------------------------
                         Deferred costs - long term       52,022,819              --      52,022,819
-----------------------------------------------------------------------------------------------------
                    Deferred Income taxes - current       10,021,875       2,168,396       7,853,479
-----------------------------------------------------------------------------------------------------
                  Deferred Income taxes - long term        7,071,927         794,700       6,277,227
-----------------------------------------------------------------------------------------------------
                                       Total assets      168,581,427      41,240,327     127,341,100
-----------------------------------------------------------------------------------------------------
                          Other current liabilities          978,741       1,116,744        (138,003)
-----------------------------------------------------------------------------------------------------
                        Deferred revenues - current       91,259,138      11,257,036      80,002,102
-----------------------------------------------------------------------------------------------------
                      Deferred revenues - long term       66,950,826              --      66,950,826
-----------------------------------------------------------------------------------------------------
                                  Total liabilities      179,480,885      32,182,102     147,298,783
-----------------------------------------------------------------------------------------------------
            Total other comprehensive income (loss)        3,345,885      (1,299,096)      4,644,981
-----------------------------------------------------------------------------------------------------
            Retained earnings (accumulated deficit)      (17,630,495)      6,972,169     (24,602,664)
-----------------------------------------------------------------------------------------------------
                Total shareholders equity (deficit)      (10,899,458)      9,058,225     (19,957,683)
-----------------------------------------------------------------------------------------------------
Total liabilities and shareholders equity (deficit)      168,581,427      41,240,327     127,341,100
-----------------------------------------------------------------------------------------------------

                                                            Three Months Ended
                                                             December 31, 2002
                                               ----------------------------------------------
                                                                                  Change
                                                                                 Increase
                                                  Restated        Original      (decrease)
                                               --------------- --------------- --------------
           Product sales and network services    $ 29,299,563    $ 27,590,133    $  1,709,430
----------------------------------------------------------------------------------------------

                                Cost of sales       7,771,727       7,182,110         589,617
----------------------------------------------------------------------------------------------

                       Distributor incentives      17,354,941      16,593,086         761,855
----------------------------------------------------------------------------------------------

                             Operating income       2,285,324       1,927,366         357,958
----------------------------------------------------------------------------------------------

                   Income before income taxes       2,229,445       1,871,487         357,958
----------------------------------------------------------------------------------------------

                      Income taxes - deferred         377,040         366,924          10,116
----------------------------------------------------------------------------------------------

                            Net income (loss)       1,561,257       1,213,415         347,842
----------------------------------------------------------------------------------------------

     Cumulative foreign currency translation        (665,358)        188,188        (853,546)
----------------------------------------------------------------------------------------------

                  Comprehensive Income (Loss)        895,899       1,401,603        (505,704)
----------------------------------------------------------------------------------------------



                                                                  Nine months ended
                                                                  December 31, 2002
                                                    ----------------------------------------------
                                                                                          Change
                                                                                         increase
                                                     Restated          Original         (decrease)
--------------------------------------------------------------------------------------------------
           Product sales and network services       88,916,119        89,066,086         (149,967)
--------------------------------------------------------------------------------------------------

                                Cost of sales       22,837,523        22,911,538          (74,015)
--------------------------------------------------------------------------------------------------

                       Distributor incentives       52,656,767        54,149,447       (1,492,680)
--------------------------------------------------------------------------------------------------

                             Operating Income        6,548,064         5,136,591        1,411,473
--------------------------------------------------------------------------------------------------

                   Income before income taxes        6,507,833         5,091,105        1,416,728
--------------------------------------------------------------------------------------------------

                     Income  taxes - deferred         (344,372)          393,135         (737,507)
--------------------------------------------------------------------------------------------------

                                   Net income        5,076,191         2,921,956        2,154,235
--------------------------------------------------------------------------------------------------

     Cumulative foreign currency translation        (3,192,974)          463,022       (3,655,966)
--------------------------------------------------------------------------------------------------

                 Comprehensive (loss) income         1,833,217         3,384,978       (1,501,761)
--------------------------------------------------------------------------------------------------

                  The changes noted above are entirely attributable to revenue recognition and associated deferral of costs of product sales and network service revenues as discussed above. The restatement resulted in an increase in earnings per share of $0.02 (from $0.07 to $0.09) for the three months ended December 31, 2002 and an increase in earnings per share of $0.12 (from $0.17 to $0.29) for the nine months ended December 31, 2002. The financial results presented in this report reflect the restatement of the Company's financial results. Based on the substantial work done to date, the Company does not expect any further restatements as a result of its internal review.

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

         The Company's initial market maker filed an application with the National Association of Securities Dealers (NASD) to begin public trading in the Company's common stock. The NASD cleared the application and the Company's common stock simultaneously began trading on October 14, 2003 on the OTC Bulletin Board under the ticker symbol "PPLC."

         A. RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

         PRODUCT SALES AND NETWORK SERVICES. For the three months end December 31, 2003, revenues increased 0.8% over the comparable period of the prior year. The increase was primarily the result of currency exchange rates experienced in the quarter as the Yen gained in relative strength compared to the US dollar. Without the effects of the exchange rates, Product Sales and Network Services experienced an 11.6% decline due to the prevailing economic conditions in Japan.

         OTHER ONLINE SERVICES REVENUE. For the three months end December 31, 2003, revenues increased 5.7% over the comparable period of the prior year. The increase was primarily the result of the currency exchange rates experienced this quarter as the Yen gained in relative strength compared to the US dollar. Without the effect of exchange rates, Other Online Services Revenue experienced an increase of 1.9% due to the Company's continuing efforts to expand the on-line service business while also shifting the mix of products to those with higher margins. Additionally, the number of customers ordering these Online Services continues to grow as the net MOJICO subscriber base grows.

         COST OF SALES. For the three months ended December 31, 2003, cost of sales expressed as a percentage of sales decreased 0.8% from the same period of the prior year. This is a result of the Company's continuing efforts to shift to a product mix with higher gross margins.

         DISTRIBUTOR INCENTIVES. For the three months ended December 31, 2003, distributor incentives increased 0.9%. The increase is primarily due to the overall increase in Product Sales and Network Services during the quarter due to the release of the new MOJICO SF-70 model in late August 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended December 31, 2003, selling, general and administrative expenses have decreased by 10.4% over the same period of the prior year. This decrease is primarily the result of fewer member events and a reduction in direct mailings as compared to the same period of the prior year.

         B. RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2002

         PRODUCT SALES AND NETWORK SERVICES. For the nine months ended December 31, 2003, revenues decreased 2.7% over the comparable period of the prior year. The decrease was the result of deteriorating economic conditions in Japan. Without the effects of the exchange rates, Product Sales and Network Services would have experienced a 9.0% decline.

         OTHER ONLINE SERVICES REVENUE. For the nine months end December 31, 2003, revenues increased 15.7% over the comparable period of the prior year. The increase was primarily the result of the currency exchange rates experienced this quarter as the Yen gained in relative strength compared to the US dollar. Without the effect of exchange rates, Other Online Services Revenue experienced an increase of 8.3% due to the Company's continuing efforts to expand the on-line service business while also shifting the mix of products to those with higher margins. Additionally, the number of customers ordering these Online Services continues to grow as the net MOJICO subscriber base grows.

         COST OF SALES. For the nine months ended December 31, 2003, cost of sales expressed as a percentage of sales has increased by 2.5% compared to the same period of the prior year. This increase is primarily due to the increased cost of the new SF70 MOJICO model, updated to use a color screen and plain paper. Additionally, other fixed cost components of Cost of Sales have been allocated to a declining sales base which has also led to the increase.

         DISTRIBUTOR INCENTIVES. For the nine months ended December 31, 2003, distributor incentives declined 4.5%. The decrease is primarily due to the overall decline in Product Sales and Network Services. Additionally, this decrease Distributor Incentives declined due to forfeited distributor incentives as discussed in the Organization and Summary of Significant Accounting Policy section of the financial statement footnotes contained herein.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine months ended December 31, 2003, selling, general and administrative expenses have decreased by 5.9% over the same period of the prior year. This decrease was primarily due to a reduction is sales promotion costs. The Company previously issued a monthly member magazine which was changed to a bi-monthly issuance, thus reducing these promotion costs. Additionally, the Company has decreased the number of member events.

         OTHER INCOME AND EXPENSE. The Company had substantial other income for the nine months ended December 31, 2003 due to a change in its distributor incentive policy. In April 2003, the Company amended its policy regarding distributor incentives to state that distributor incentives will not be paid out unless they exceed a minimum threshold of approximately $30. If a distributor does not attain the minimum incentive threshold within one year, then the incentives are to be forfeited to the Company. During the nine months ended December 31, 2003, the Company recognized approximately $714,000 of other income for the relief of previously accrued distributor incentive liabilities that exceeded the one year threshold as of March 31, 2003. This transaction is not expected to recur in the future.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $22,935,227 and $14,313,063 at December 31, 2003 and March 31, 2003, respectively. Cash provided from operations for the nine months ended December 31, 2003 and 2002 was $13,581,049 and $2,018,238 respectively. Cash used for investing activities for the nine months ended December 31, 2003 and 2002 was $6,878,526 and $661,378, respectively. The cash used for investing activity for the quarter ended December 2003 was primarily for the purchase of property and equipment. Substantially no cash was used for financing activities in the nine months ended December 31, 2003. Cash used for financing activities was $947,270 for the nine months ended December 31, 2002 which was for the payment of dividends. The increase of the cash balance is due mainly to an increase in MOJICO shipments for the six month period ended December 31, 2003 as compared to the six month period ended March 31, 2003 due to the introduction of the new SF-70 MOJICO model in August 2003. The Company expects cash flows from operations to be sufficient to maintain its working capital requirements.

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

         DEPENDENCE ON MR. AOTA

         The Company is highly dependent upon its President Yoshihiro Aota to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota's talents, efforts, personality and leadership have been, and continue to be critical to AJOL and the Company's success. The diminution or loss of the services of Mr. Aota, and any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on the Company's business. The Company is considering, but has not obtained "Key Executive Insurance" with respect to Mr. Aota.

         One of the Company's business strategies is to reduce its dependence on Mr. Aota. This will be done through additional external training courses of employees and flattening of the organization to three levels so more employees get on the job training from senior management. We have also involved more staff on strategic planning and product development task teams. Externally, our distributors have become more knowledgeable and are making presentations to prospective subscribers. If the Company is unsuccessful in accomplishing this strategy, and Mr. Aota's services become unavailable, the Company's business and prospects could be materially adversely affected. Neither the Company nor AJOL has an employment agreement with Mr. Aota. If the Company loses Mr. Aota's services, for any reason, including as a result of Mr. Aota's voluntary resignation or retirement, the Company's business could be materially adversely affected.

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

         RELIANCE ON THIRD PARTY ACCESS FOR TELECOMMUNICATIONS

         The Company relies on third party to provide its subscribers with access to the Internet. There can be no assurance that a third party's current pricing structure for access to and use of the Internet w ill not change unfavorably and, if the pricing structure changes unfavorably, the Company's business, prospects, financial condition and results of operations could be materially and adversely affected.

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

         DEPENDENCE ON VENDOR

         The MOJICO machine is produced by a certain vendor. Should this vendor become incapable or unwilling to produce the MOJICO for any reason, we could face a temporary decline in MOJICO sales until another electronics manufacturer is sourced and ready to produce the machines. AJOL owns the patent rights to the MOJICO and the technical production requirements of the MOJICO can be met by other electronics manufacturers.

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

         Item 3:  Defaults Upon Senior Securities
                  None

         Item 4:  Submission of Matters to a Vote of Security Holders
                  None

         Item 5:  Other Information
                  None

         Item 6: Exhibits and Reports on Form 8-K

                  Exhibit 99 - Certification Pursuant to Section 906 of the
                               --------------------------------------------
                               Sarbanes-Oxley Act of 2002
                               --------------------------

                  Report on Form 8-K - PPOL, Inc. filed a report on Form 8-K on
                                       January 8, 2004 reporting the appointment of Yoichi Awagakubo as director and CFO, replacing Kazushige Shimizu.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PPOL, Inc.
                                       --------------------------------------
                                       (Registrant)

         February 13, 2004             /s/ Nobuo Takada
         -----------------             -------------------------------------
         Date                          Nobuo Takada, Chief Executive Officer

         February 13, 2004             /s/ Yoichi Awagakubo
         -----------------             -------------------------------------
         Date                          Yoichi Awagakubo, Chief Financial Officer

         CERTIFICATIONS

         I, Nobuo Takada, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of PPOL, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

         d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: February 13, 2004
               -----------------
                                                         /s/ Nobuo Takada
                                                         -----------------------
                                                         Nobuo Takada
                                                         Chief Executive Officer
                                       25

         CERTIFICATIONS

         I, Yoichi Awagakubo, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of PPOL, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

         d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: February 13, 2004

                                                   /s/ Yoichi Awagakubo
                                                   --------------------
                                                   Yoichi Awagakubo
                                                   Chief Financial Officer