Form 10-K
period 2004-03-31
PPOL INC
filed 2004-06-29
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               __________________
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                   PPOL, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

      CALIFORNIA                   000-50065                     95-4436774
      ----------                   ---------                     ----------
   (State or other           (Commission File No.)              (IRS Employer
     jurisdiction                                            Identification No.)
  of incorporation)

                              1 CITY BOULEVARD WEST
                                    SUITE 870
                            ORANGE, CALIFORNIA 92868
                            ------------------------
          (Address of principal executive offices, including zip code)

               Registrant's telephone number, including area code:
                                 (714) 221-7250
                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act:

           Title of each class             Name of exchange on which registered
           -----------------------------   ------------------------------------
           Common Stock, $.001 par value                   None

         Indicate by check mark whether PPOL, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the PPOL, Inc.'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether PPOL, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         As of June 25, 2004, 17,993,752 shares of PPOL, Inc.'s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of PPOL, Inc.'s definitive Proxy Statement for PPOL, Inc.'s 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after PPOL, Inc.'s fiscal year end are incorporated by reference in Part III of this report. Certain exhibits of PPOL, Inc. previously filed with the SEC are incorporated by reference in item 15 of this report.

                                                 PPOL, INC.

                                                 FORM 10-K

                                             TABLE OF CONTENTS

PART I...................................................................................................3
   ITEM 1      BUSINESS..................................................................................3
   ITEM 2.     PROPERTIES...............................................................................16
   ITEM 3.     LEGAL PROCEEDINGS..........................................................................
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................16
PART II.................................................................................................17
   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................17
   ITEM 6.     SELECTED FINANCIAL DATA..................................................................18
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....18
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................33
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................33
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....33
   ITEM 9A.    CONTROLS AND PROCEDURES..................................................................33
PART III................................................................................................34
   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................34
   ITEM 11.    EXECUTIVE COMPENSATION...................................................................34
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................34
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.....................................34
   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................34
PART IV.................................................................................................35
   ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................35
   SIGNATURES...........................................................................................37
   Exhibit 31.1:  CEO CERTIFICATION.....................................................................38
   Exhibit 31.2:  CFO CERTIFICATION.....................................................................39
   EXHIBIT 32.0 - CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002...............40
   FINANCIAL STATEMENTS...............................................................................F1-F21

                                                     2

                           FORWARD LOOKING STATEMENTS

      THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "ITEM 1- BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. BECAUSE A SUBSTANTIAL MAJORITY OF OUR OPERATIONS ARE IN JAPAN, SIGNIFICANT VARIATIONS IN OPERATING RESULTS INCLUDING REVENUE, GROSS MARGIN AND EARNINGS FROM THOSE EXPECTED COULD BE CAUSED BY RENEWED OR SUSTAINED WEAKNESS IN THE JAPANESE ECONOMY, WEAKENING OF THE JAPANESE YEN, FAILURE OF PLANNED INITIATIVES TO GENERATE CONTINUED INTEREST AND ENTHUSIASUM AMONG DISTRIBUTORS OR TO ATTRACT NEW DISTRIBUTORS. FOR A SUMMARY OF CERTAIN ADDITIONAL RISKS RELATED TO OUR BUSINESS, SEE "ITEM 1 BUSINESS - RISK FACTORS."

PART I

ITEM 1   BUSINESS
         --------

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

         PPOL's revenues are generated primarily through its one hundred percent (100%) ownership of AJOL, which derives its revenues through the use of a network marketing and distribution system throughout Japan to sell: (1) its "MOJICO" hardware, which is a multi-functional facsimile based machine with networking capabilities, (2) subscriptions to our proprietary "Pan Pacific Online" interactive database that can only be accessed through our MOJICO hardware, and (3) various consumer products that primarily utilize AJOL's proprietary "Kamome" brand. We also generate commission revenue on sales of insurance, tickets to various events, travel packages and other sales through Pan Pacific On-Line. Kamome brand products can only be purchased through the Pan Pacific Online network. The MOJICO hardware combines the attributes of a telephone and fax machine with full e-mail and database search capabilities. The current MOJICO hardware, the SF-70, uses a built in liquid crystal color monitor display.

         Our revenues are allocated as follows:

---------- ------------------------- ------------------------ ------------------------ ------------------------------
                                                                Consumer products,
               MOJICO hardware            Subscriptions         commissions & other                Total
               ---------------            -------------         -------------------                -----
---------- ------------------------- ------------------------ ------------------------ ------------------------------
Fiscal
year                        % of                     % of                     % of
ended                       total                    total                    total                     % of total
March 31:      Sales        sales        Sales       sales        Sales       sales        Sales           sales
--------       -----        -----        -----       -----        -----       -----        -----           -----
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
  2004       $100,077,710    73.15%    $15,443,206    11.28%    $21,303,353    15.57%    $136,824,269  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
  2003        103,809,418    76.90%     14,012,938    10.38%     17,163,468    12.72%     134,985,824  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
  2002        103,978,519    80.04%     12,397,101     9.54%     13,537,232    10.42%     129,912,852  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
  2001        117,015,871    82.26%     12,236,126     8.60%     12,998,276     9.14%     142,250,273  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------
  2000        126,525,568    88.16%      7,583,990     5.28%      9,411,544     6.56%     143,521,102  100.00%
---------- --------------- --------- -------------- --------- -------------- --------- --------------- --------------

         An important aspect of the MOJICO hardware is that it allows users to communicate using handwritten Japanese characters, which comprise the Japanese language's three phonetic alphabets: Hiragana, Katakana and especially Kanji.

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

AJOL'S NETWORK SERVICES - PAN PACIFIC ONLINE

         Our customers purchase the MOJICO hardware and concurrently subscribe to AJOL's facsimile based network and database - "Pan Pacific Online." Subscriptions to Pan Pacific Online are only offered through AJOL and not through our network marketing distribution system. Access to our proprietary network and database is only available to subscribers through the MOJICO hardware. The MOJICO hardware can also be used to transmit and receive faxes outside the network and to send and receive general I-Mode e-mails. Subscribers can search the network's database to find other subscribers matching their search criteria to establish interpersonal relationships, solicit categories of faxes, or to specify a group of recipients for the subscriber's faxes, among other things. We actively encourage subscribers to submit content for the database.

KAMOME PRODUCTS

         We have created a proprietary brand "Kamome" for use in the sale of products associated with AJOL. Kamome products may only be purchased through subscribers. The Kamome branding is conferred upon companies that sell products through a distribution agreement with AJOL and which pass AJOL's quality control criteria. The Kamome brand is added to the selling company's existing brand and products are sold with dual branding. Additionally, we use the Kamome brand as a private brand on a limited basis. Kamome products appear in catalogs which are distributed quarterly to subscribers and updated via the AJOL database system.

NETWORK MARKETING DISTRIBUTION SYSTEM

         We sell the MOJICO hardware and Kamome products through a network marketing distribution system. An AJOL distributor must be an AJOL subscriber to sell MOJICO hardware and Kamome products. All subscribers have an opportunity to become a MOJICO distributor. Subscribers, who desire to become distributors, must undergo an application and screening process. We refer to our subscribers who sell the MOJICO hardware and/or Kamome products as "distributors." Unlike traditional distributors in a network marketing distribution system, our "distributors" are not required to purchase or maintain inventory of MOJICO hardware or Kamome products, and therefore are not at financial risk if they do not complete sales. AJOL bears the risk of obtaining and maintaining inventory. Distributors submit product orders to us, which we then fulfill. Payment for our products is paid directly to us.

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

         We emphasize and encourage subscribers to develop personal relationships among subscribers and between subscribers and non-subscribers as a vehicle to increase awareness of AJOL and its products. We believe that the subscribers' efforts to create personal relationships among themselves and with non-subscribers create beneficial word of mouth advertising for our products and services. We sponsor social events, which include recreational events, for our subscribers and their guests throughout Japan to encourage interaction among subscribers and potential subscribers.

         Our President, Mr. Yoshihiro Aota, places emphasis on and speaks at approximately one hundred fifty (150) events per year. On average, 110 people attend local Live Speech events and 1,500 to 2,000 people attend regional Super Live Speech events. Attendees may consist of subscribers and non-subscribers. The underlying themes of Mr. Aota's presentations include:

         (1) the benefits of interpersonal relationships for personal and business growth and how MOJICO can help subscribers achieve that goal;

         (2) the financial incentives of participating in AJOL's network marketing distribution system; and

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

         Unlike ISP's, we rely heavily on word of mouth advertising through our system of network marketing distributors. In addition, we had 950 retail outlets referred to as "Cabins" as of March 31, 2004. Subscribers that are also distributors who sell AJOL products on a full time basis independently operate these "Cabins." AJOL does not grant any exclusive distribution rights based on geographic boundaries.

         We are unaware of the percentage of the Japanese population generally, or the percentage of people in various demographic groups, that engage in network marketing sales.

C. GENERAL DEVELOPMENT OF BUSINESS

         (1) General Development of the Business of PPOL.

         PPOL was incorporated as a California corporation on May 19, 1993 under the name Diversified Strategies, Inc. On August 15, 2002 the Company amended its articles of incorporation to change its name to PPOL, Inc.

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

         In connection with the AJOL Acquisition, PPOL effected a reverse stock split of its issued and outstanding common shares on a 1:7 basis. As a result of the reverse stock split, PPOL's issued and outstanding shares were reduced from 6,298,231 (pre-reverse split) to 899,746 (post-reverse split) as of August 15, 2002. PPOL was obligated to and did purchase fractional shares that resulted from the reverse stock split at a price equal to the opening bid price of PPOL's shares on October 14, 2003 (the date the shares became listed on the National Association of Securities Dealers' OTC Bulletin Board).

         (2) General Development of PPOL's Subsidiary's Business (AJOL)

         PPOL's sole wholly-owned subsidiary is AJOL. AJOL was incorporated under the laws of Japan on April 8, 1991. AJOL was incorporated with the name Forval CDK. It was then a wholly owned subsidiary of Forval Corporation, a Japan corporation. (Forval Corporation is hereinafter referred to as "Forval.") In April 1992 Forval CDK changed its name to Forval Research Institute Co. Ltd. Effective July 1, 2000, Forval Research Institute Co. Ltd amended its articles to change its name to AJOL Co., Ltd.

         In March 1999, AJOL dissolved its subsidiary, FO Technology Co., Ltd. FO Technology Co., Ltd, had been a subsidiary of AJOL's since October of 1996. AJOL presently has no subsidiaries.

D. PRODUCTS AND SERVICES

         PPOL is a holding company for its wholly-owned subsidiary, AJOL. AJOL is an acronym for "All Japan On Line." PPOL's business, revenues and earnings are generated primarily through AJOL.

         AJOL generates revenues through the use of a network marketing and distribution system throughout Japan to sell: (1) its "MOJICO" hardware, which is a multi-functional facsimile based machine with networking capabilities, and
(2) various consumer products that utilize AJOL's proprietary "Kamome" brand. Additionally, AJOL generates revenues through the sale of subscriptions to purchasers of its MOJICO hardware, who then acquire access to AJOL's on-line fax based network - "Pan Pacific Online." Pan Pacific Online can only be accessed through the MOJICO hardware. We also generate revenues from commissions based primarily on sales of tour tickets, events and concerts. AJOL does not conduct any business in the United States.

         (1) The MOJICO Hardware.

         Our primary product is a multi-functional facsimile based machine with networking capabilities that we call "MOJICO". The MOJICO hardware combines the attributes of a telephone and fax machine with full I-Mode(TM) e-mail and database search capabilities. I-Mode(TM) is a mobile telephone system developed by Japan's largest mobile telecommunications company, NTT Docomo. Through the I-Mode(TM) one can access information on I-Mode(TM) compatible Internet sites and send and receive e-mails up to 1,000 full size characters with anyone having an Internet e-mail address. The MOJICO hardware does not have the full functional capabilities that may be available on an e-mail sent through a personal computer. The MOJICO hardware uses a built-in liquid crystal color monitor display.

         The MOJICO hardware derives its name from "Moji Communications." Moji means "character" in Japanese. An important aspect of the MOJICO hardware is that it allows users to communicate using handwritten Japanese characters, which comprise the Japanese language's phonetic alphabets: Hiragana, Katakana, and especially Kanji. Kanji refers to pictographs that are used extensive in the Japanese written language to represent words and ideas. Kanji is also used as artistic expression, and could be considered as a form of calligraphy. Kanji characters are unique in that their definition and meaning are subject to personal interpretation by the reader. The reader's interpretation and understanding of Kanji characters and to a lesser extent, Hiragana and Katakana, are based in large part on the manner in which their respective characters are written.

         We believe that the full texture and meaning of Kanji characters, and to a lesser extent, Hiragana and Katakana, cannot be effectively communicated through the preset characters available on a typical computer keyboard. An important aspect of the MOJICO hardware is that it allows users to communicate using handwritten Japanese, as well as any other characters. The handwritten Japanese characters are unique in that their definition and meaning are subject to personal interpretation by the reader. We believe that the full texture and meaning of the Japanese characters cannot be effectively communicated through the preset fonts available on a typical computer. Our business plan assumes that subscribers and potential subscribers believe that handwritten Moji, i.e. Japanese characters, is a preferred form of communication when compared to the output of preset fonts of a computer. This assumption is based on the fact that some subscribers or members or their families cannot read the Roman alphabet on the keyboard, especially the elderly or those below junior high school. English education does not commence until the completion of junior high school.

         We contract for the manufacture of the MOJICO hardware and then resell the MOJICO units through our network marketing distribution network. We are currently marketing the fifth generation version of MOJICO, the SF70. This latest fifth generation version is manufactured by a third party under a one year contract which began on November 19, 2003. This contract automatically renews each anniversary for an additional one year term unless a termination notice is provided two months prior to the anniversary by either party. Under the OEM basis, we retained the rights to the design and metallic mold required to manufacture the SF70, but outsourced the actual manufacturing of the MOJICO to this third party. By outsourcing the manufacturing of the product, we avoid the investment required for the plant and equipment and personnel required to manufacture the product. The first three versions of MOJICO, the SF30, SF40 and SF50 were manufactured by Funai Electric Co., Ltd. ("Funai") under contract with our parent corporation, Forval. Effective February 25, 2000, we contracted directly with Funai for the manufacture of the fourth generation SF60 model on an original equipment manufacturer (OEM) basis. Funai was one of our shareholders until March 2001, at which time it sold its interest in us to Leo Global Fund.

         The SF70 differs from the previous SF60 model in that it has a color display panel, uses plain paper and has a newly enhanced email notification function. The SF70 is similar to the SF60 in that it connects users to our database via the Internet rather than through conventional telephone lines.

Versions of MOJICO previous to the SF60 utilized conventional telephone lines requiring some users to incur long distance telephone charges in order to access our services. The amount of these charges varied from user to user. Subscribers that lived in areas with higher long distance rates to contact their applicable server were required to pay more per call than users in lower-rate localities. In addition, since long distance charges are based on call time, frequent MOJICO users incurred higher charges than infrequent users. However, while the SF70 does use the internet to connect subscribers, users of the SF70 are not able to browse the worldwide internet.

         Owners of the SF70 model may presently obtain an Internet access connection through NTT Communications (a Japanese telecommunications company) for approximately $9.30 per three hours of use or monthly for approximately $45.25 per month. The NTT fee removes the variance in telecommunications charges caused by varying long distance rates. As a result, we expect that telecommunications costs for MOJICO users will now be uniform throughout Japan.

         Because the MOJICO is intended to be simple to use, there is very little difference between the SF70 and previous versions of MOJICO from a user's perspective. The SF70 signs on to the Internet and provides any required passwords automatically without prompting the user for any information. As a result, the fact that the SF70 connects via the Internet, rather than over the telephone lines, is not obvious to most users.

         Our operating results materially depend on revenues received from sales of our MOJICO product. In previous years, MOJICO sales have accounted for up to 78% of AJOL's annual revenue. The unit price of MOJICO hardware, after foreign currency translation, is $3,635.

         (2) Subscriptions to AJOL's Proprietary "Pan Pacific Online" Interactive Database

         Our customers purchase the MOJICO hardware and concurrently subscribe to our facsimile based network and database - "Pan Pacific Online." MOJICO hardware can only be fully utilized in conjunction with this subscription. Subscriptions to Pan Pacific Online are only offered through us and not through our network marketing distribution system. Under Japanese law, sellers of "services" as opposed to tangible merchandise are generally prohibited from selling "services" through network marketing distribution.

         Access to our proprietary network and database is only available to subscribers through the MOJICO hardware. While the MOJICO hardware can also be used to transmit and receive faxes outside the network and to send and receive general I-Mode e-mails, the hardware's full capability is only realized when used in conjunction with its connection to the Pan Pacific Online database subscription. Subscribers can search the network's database to find other subscribers matching their search criteria to establish interpersonal relationships, solicit categories of faxes, or to specify a group of recipients for the subscriber's faxes, among other things. Subscribers can also search from and/or submit to the database, specific type of information. What is unique about our database is that the great majority of the information stored in the database is provided by the subscribers themselves. We actively encourage our subscribers to submit content for the database.

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

         Our on-line services include a bulletin board service, a mail service, and an information exchange service. Our bulletin board service allows subscribers to submit invitations, product advertisements, help-wanted ads, share personal experiences, create pen pal relationships, among other things, to a bulletin board accessible by all our subscribers. All subscriber submissions are screened for content and none are anonymous. We encourage subscribers to contribute to our database. At present, there are approximately 7,000 subscriber submissions in the database. A subscriber's submission is retained in the database for 60 days after which time it is deleted unless the subscriber resubmits his or her submission. Subscribers may also reply to posted ads via this service. Similarly, our service allows subscribers to send faxes to up to 50 other subscribers at once. Families are able to designate personal identification passwords to family members to enable them to print faxes addressed to them via a specific password, thus maintaining the confidentiality of the fax.

         (3) Kamome Products

         We have created a proprietary brand called "Kamome" for use in the sale of products associated with AJOL. Kamome products may only be purchased by or through subscribers. The Kamome brand is granted to companies that sell products through a distribution agreement with us, and which pass our quality control criteria. The Kamome brand is added to the selling company's existing brand, and products are sold with dual branding. Additionally, we use the Kamome brand as a private brand on a limited basis. Kamome products appear in catalogs, which are distributed quarterly to subscribers and updated via our proprietary "Pan Pacific Online" interactive database system. Because products are purchased through the MOJICO and related proprietary database, customers receive their orders via mail as opposed to a traditional retail outlet whereby customers gain immediate possession and satisfaction of the goods.

         We re-evaluate "Kamome" brand products based, in part, on feedback from our subscribers. We also search for new products based, in part, on requests received from subscribers. Following is a table of the number of "Kamome" products during each of the indicated periods.

                  ----------------------- ----------------------
                        March 31:           Number of Kamome
                                                Products
                  ----------------------- ----------------------
                           2004                    395
                  ----------------------- ----------------------
                           2003                    358
                  ----------------------- ----------------------
                           2002                    500
                  ----------------------- ----------------------
                           2001                    480
                  ----------------------- ----------------------
                           2000                    610
                  ----------------------- ----------------------

         We publish a quarterly magazine to our subscribers introducing goods manufactured and provided by our subscribers as well as independent third parties, which have earned "Kamome" brand status. The "Kamome" brand is our president's seal of approval and recommendation for the goods. Before goods are accorded the "Kamome" brand status, goods are reviewed by a committee at AJOL for initial screening and that committee then makes recommendations to our president of such goods that they feel are worthy of becoming "Kamome" brand products. Our president personally visits the factories and/or offices for final screening. Qualifying goods are then featured in the magazines in articles regarding the virtues of their goods as observed by our president. Subscribers can also write reviews of Kamome products for submission to our database.

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

         "CO-OP OF THE 21ST CENTURY." We obtain lower pricing for Kamome products through volume purchasing and sell products to subscribers at favorable prices. Our method of buying and selling of Kamome products is similar to a mutual benefit "cooperative" or "co-op." Unlike co-ops that operate on a non-profit basis, our system is designed to generate profits for us. Co-ops presently exist in Japan, but are generally limited to serving a limited geographic region. A typical Japanese co-op draws upon local area residents and businesses as members, and would not expect membership from residents or businesses outside of that local area as their outlets are limited to a specific municipality referred to as a prefecture in Japan. Our business plan is to create and maintain the co-op model to extend beyond local regional borders and to provide consistent and attractive pricing of Kamome products to our subscribers throughout Japan. We refer to our Japan wide co-op model as creating the "Co-op of the 21st Century." We intend to create, through our "Co-op of the 21st Century," an increasingly valuable feature that will appeal to potential and existing subscribers: (1) as a source of Kamome products for personal use, and (2) by expanding the Kamome product list and creating the potential for increased financial incentives through network marketing distribution sales of Kamome products. The goal and marketing concept of the Co-op of the 21st Century is to provide value to our subscribers and generate interest for new AJOL subscriptions and renewals.

E. NETWORK MARKETING DISTRIBUTION

         We sell the MOJICO hardware and Kamome products through a network marketing and distribution system. An AJOL distributor is required to be a subscriber to our proprietary "Pan Pacific Online" interactive database to sell MOJICO hardware and Kamome products. All subscribers have an opportunity to become a MOJICO distributor. Subscribers, who desire to become distributors, must undergo an application and screening process. We refer to our subscribers who sell the MOJICO hardware and/or Kamome products as "distributors." Unlike traditional distributors in a network marketing distribution system, our "distributors" are not required to purchase or maintain inventory of MOJICO hardware or Kamome products, and therefore are not at financial risk if they do not complete sales. We bear the risk of obtaining and maintaining inventory. Distributors submit product orders to us, which we then fulfill. Payments for our products are made directly to us. Approximately fifty percent (50%) of the sales price of each MOJICO unit is paid to distributors based on a commission schedule (discussed above), which spreads the payout among the various levels of the distributor network.

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

         AJOL's President, Mr. Yoshihiro Aota, speaks at approximately one hundred fifty (150) social events per year. Mr. Aota generally speaks at social events where there are 500 or more attendees, who may consist of subscribers and non-subscribers. The underlying themes of Mr. Aota's presentations include:

         (1) the benefits of interpersonal relationships for personal and business growth and how MOJICO can help subscribers achieve that goal;

         (2) the financial incentives of participating in AJOL's network marketing distribution system; and

         (3) the benefits of purchasing Kamome brand products through the "Co-op of the 21st Century." Mr. Aota may be viewed as a motivational speaker who is the personification of AJOL.

         There are currently approximately 140,000 distributors who are authorized to sell AJOL's products. Of these distributors, approximately six thousand eight hundred (6,800) are considered active commission earners and nine hundred fifty (950) of those maintain storefront businesses displaying our products referred to as "Cabins." Subscribers who are also distributors who sell our products on a full time basis independently operate these "Cabins." We do not grant any exclusive distribution rights based on geographic boundaries.

         We believe that our network distribution system appeals to a broad cross-section of people in Japan including those seeking to supplement family income and start small, in-home businesses. We believe that network marketing is an ideal way to market our products because the use of such products is enhanced by ongoing personal relationships with other distributors. In addition, our utilization of the network marketing and distribution system allows us to minimize the fixed costs of maintaining an in-house sales force.

         Basic demographic information regarding our subscribers is as follows:

         AGE                   GENDER
         ---                   ------

         20's       12%        Male       61%
         30's       32%        Female     39%
         40's       23%
         50's       20%
         over 60    13%

         Most subscribers live in rural areas of Japan.

         Each subscriber may use up to an additional 98 different passwords to access our database. Subscribers may allocate passwords to family and friends to access our network. Thus, the demographics of the population actually using our database may be different than presented above. Based upon information provided by subscribers and password holders, we believe that multigenerational households use many MOJICO units. We believe that the MOJICO device is conducive to multigenerational use, especially elderly persons and young children because of its ease of use and because it's handwritten input does not require additional computer, including keyboard, knowledge.

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

         ---------------------- ---------- --------------- -------- ------------------ --------
            Fiscal Year End      MOJICO     Product Sales   % of       Other On-Line    % of
              (March 31)         Units       and Network     Sales       Services        Sales
                                  Sold        Services
         ---------------------- ---------- --------------- -------- ------------------ --------
            March 31, 2004         25,624    $115,520,916    84.4%        $20,819,495    15.2%
         ---------------------- ---------- --------------- -------- ------------------ --------
            March 31, 2003         29,282     117,822,356    87.3%         17,163,468    12.7%
         ---------------------- ---------- --------------- -------- ------------------ --------
            March 31, 2002         34,510     116,375,620    89.6%         13,537,232    10.4%
         ---------------------- ---------- --------------- -------- ------------------ --------
            March 31, 2001         35,720     129,251,997    90.9%         12,998,276     9.1%
         ---------------------- ---------- --------------- -------- ------------------ --------
            March 31, 2000         38,715     134,109,558    93.4%          9,411,544     6.6%
         ---------------------- ---------- --------------- -------- ------------------ --------

         At March 31, 2004, we had 385,880 cumulative subscribers. The cumulative subscribers represent customers who have purchased MOJICO units. These customers can view the Pan Pacific Online database, but do not necessarily have access to our interactive feature. Of the 385,880 cumulative subscribers, approximately 140,000 have paid for access to our full interactive Pan Pacific Online database. In addition, they are eligible to purchase "Kamome" brand products and receive periodic mailings, which feature new "Kamome" products, and social and community service activities endorsed or sponsored by us.

         While all purchasers of our MOJICO products initially pay for subscriptions to our interactive database, they must renew their subscription status annually for approximately $95. We have not changed the annual dues for the last five (5) years and do not intend to make changes in the foreseeable future.

New and renewed subscriptions are as follows:

         ---------------------------------------------------
                        Year ended March 31:
         ---------------------------------------------------
             2004        2003      2002     2001      2000
         ------------ ---------- -------- -------- ---------

         ------------ ---------- -------- -------- ---------
           110,766     108,623   94,319   82,885    64,642
         ------------ ---------- -------- -------- ---------

G. PATENTS AND TRADEMARKS HELD

         We currently own the rights to the following registered trademarks in
Japan: "Acube", "Pan Pacific Online", and "Kamome". Additionally, we own the registered trademark rights to "Pan Pacific Online" in the United States.

H. COMPETITIVE CONDITIONS

         To our knowledge there are no other companies that offer an identical combination of products and services to Japanese consumers. However, the market for companies that operate similar businesses i.e., providing interactive telecommunications products and/or services is highly and intensely competitive. We are and will continue to be in competition with companies with substantially longer operating histories, greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than that of AJOL.

         Our competitors include sellers of products that offer interactive telecommunications including, but not limited to, telephones, facsimile machines, and personal computers. Each of these means of telecommunication may have functions that are not available on, or are available at a lower cost than, the SF70. Similarly, the SF70 may have functionality not available from other means of interactive telecommunications and at a lower cost than high-end personal computers.

         A device with functions most similar to the company's SF70 is NTT L-mode fax machine. The L-mode fax machine features fax and e-mail capabilities as well as a liquid crystal display screen from which sixteen genres of information covering weather, shopping, restaurant, entertainment, travel and others may be accessed. The primary difference of the L-mode with our SF70 is the content of the database and their providers. The L-mode content is provided by for profit entities unrelated to NTT-West and NTT-East. NTT-West and NTT-East are companies resulting from the break-up of NTT. These entities pay fees to NTT-West and NTT-East for the privilege of providing content through the L-mode. NTT-West and NTT-East are restricted from providing any content and further limited from entering the market due to geographical restrictions, as a matter of Japanese law, on where they may conduct business. The content accessed through the SF70 is furnished by AJOL and our subscribers, who are not charged any fees for inclusion of content submitted in the database. Additionally, we do not have any geographical restrictions, imposed by Japanese law, as to where we may conduct business.

We believe the L-mode caters to a different market from our SF70 for the following reasons:

--------------------------- --------------------- ---------------------------
                                    SF70                    L-MODE
--------------------------- --------------------- ---------------------------
Database Sponsor                    PPOL             NTT-East or NTT-West
--------------------------- --------------------- ---------------------------
Interactive                         Yes                       No
--------------------------- --------------------- ---------------------------
Content Provider              Subscribers and        Commercial entities
                              database sponsor      only: database sponsor
                                                    cannot provide content
--------------------------- --------------------- ---------------------------
Content Nature               Non-commercial and       Solely commercial
                                 commercial
--------------------------- --------------------- ---------------------------
Geographic Coverage              Nationwide        Limited to western Japan
                                                   for NTT-West and eastern
                                                     Japan for NTT- East
--------------------------- --------------------- ---------------------------
Fees for Inclusion of             No fees                Fees charged
Content
--------------------------- --------------------- ---------------------------
Social Activities for       Many throughout the              None
Subscribers                         year
--------------------------- --------------------- ---------------------------
Community Service           Many throughout the              None
Activities for Subscribers          year
--------------------------- --------------------- ---------------------------

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

Our research and development expenditures for each of the last three fiscal years are as follows:

                  --------- --------------
                    Year         R&D
                             Expenditures
                  --------- --------------
                    2004      $ 1,653,331
                  --------- --------------
                    2003          300,691
                  --------- --------------
                    2002        1,543,861
                  --------- --------------

J. ENVIRONMENTAL MATTERS

         Japanese law requires that we dispose of returned or damaged MOJICO units in an environmentally safe manner. We fully comply with Japanese law. The cost of this compliance is not material to us.

K. EMPLOYEE AND LABOR MATTERS

         AJOL currently employs 72 people on a full-time basis. AJOL also employs 43 part-time employees and 80 others who are contracted through temporary employment agencies. AJOL utilizes part-time employees and those contracted through temporary employment agencies to provide specialized skills and clerical tasks on an "as needed" basis. Utilization of such personnel gives us the flexibility of expanding and contracting our staffing levels quickly as considered necessary by the level of our operations. None of our employees is represented by labor unions. We are not a party to any collective bargaining agreements or labor union contracts. We have not been the subject of any material strikes or employment disruptions in our history.

         PPOL, as the standalone parent company, employs 2 people on a full time basis. None of PPOL's employees is expected to be represented by labor unions. PPOL is not a party to any collective bargaining agreements or labor union contracts. PPOL has not been the subject of any material strikes or employment disruptions in its history.

         Additionally, PPOL has entered into a management consulting contract with ECO2, LLC, an Orange County, California based company. Under the terms of the agreement, ECO2, LLC will provide guidance to PPOL regarding: (a) communications between PPOL and its investment bankers, legal counsel, accountants and US investor relations firm; (b) assist PPOL and its investment bankers, legal counsel and accountants with SEC and NASD filings; (c) drafting of one private placement memorandum and related S-3 registration documents for one private placement during the agreement term; (d) corporate communications and investor relations in Japan ; (e) assistance in the planning and preparation of the annual report; (f) assistance in the planning and preparation of the shareholders meeting as requested; (g) assist PPOL's legal counsel and accountants with SEC and NASD filings; (h) assist in the recruitment of outside directors as requested; (i) assist in the site selection and operation of its new headquarters in the U.S. as requested; and (j) assist in the translation of documents with PPOL having responsibility for final translations. The initial term of the agreement is for twelve (12) months commencing December 25, 2003 at $25,000 per month and is automatically renewable for successive terms of one (1) year, unless either party provides at least ninety (90) days written notice to the other party prior to the termination of the initial or any renewal term.

L. HEAD OFFICE

         PPOL's corporate office is located at One City Boulevard West, Suite 870, Orange, California 92868 (telephone 714-221-7250).

         AJOL's corporate office is located at the Aoyama Oval Building 3F, Jingu-mae 5-52-2, Shibuya-ku, Tokyo, Japan 150-0001 (telephone 03-5467-3015).

M. FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         (1) PPOL

         PPOL has not derived any revenue either domestically or internationally from the operation of any business during the last three fiscal years and does not currently intend to actively operate any business, either within the United States or internationally, other than holding 100% of the common stock of AJOL, except that PPOL has entered into two (2) separate service agreements with its two (2) majority shareholders, namely, Forval Corporation and Leo Global Fund, to provide them research on investment opportunities and market trends in the United States. During the quarter ended December 31, 2002, PPOL received an upfront payment of $483,858 in connection with the foregoing services. PPOL completed these services in fiscal 2004 at which time the Company recorded the associated revenue.

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

         AJOL leases approximately 11,818 square feet located in the Oval Building in Tokyo, Japan, directly from the landlord. This facility is currently utilized as AJOL's headquarters. The lease term is April 1, 2003 to March 31, 2005 and automatically renewable for successive two year periods unless proper notice of non-renewal is provided to the landlord.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

         The Company's Common Stock began trading on the Over the Counter Bulletin Board (OTCBB) during the third fiscal quarter on October 14, 2003. The Company is currently quoted on the OTC Bulletin Board system ("OTCBB"), and can be located on the OTCBB under the symbol "PPLC." The following chart lists the high and low closing stock price range from the Company's market makers. These over-the-counter market quotations reflect the inter-deal prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                Year Ended March 31, 2004                   High          Low
                -------------------------------------    ----------    ---------

                Prior to October 14, 2003                    n/a          n/a

                October 14, 2003 - December 31, 2003       $ 4.50       $ 3.30

                Fourth Quarter*                            $ 4.50       $ 3.30

* January 1, 2004 to March 31, 2004

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

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

         The following selected consolidated financial data as of and for the years ended March 31, 2000, 2001, 2002, 2003 and 2004 have been derived from and qualified by reference to our audited consolidated financial statements.

                                                           Year ended March 31:
                            ------------------------------------------------------------------------------------
                                2000             2001              2002              2003             2004
                                ----             ----              ----              ----             ----
Net Revenues                $143,521,102     $142,250,273      $129,912,852      $134,985,824      $136,824,269
Net Income (loss)              3,717,883      (1,564,934)         2,997,017         5,995,682         7,722,366
Net Income (loss)
    per common
    share, basic                    0.21           (0.09)              0.18              0.34              0.43
Net Income (loss)
    per common
    share, diluted                  0.21           (0.09)              0.18              0.34              0.43
Total Assets                 196,893,068      166,270,537       154,783,604       161,548,658       160,369,283
Long-term
    obligations                      ---              ---               ---               ---               ---
Cash dividends declared
    per common share                 ---             0.06              0.05              0.05               ---

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

         AJOL was incorporated in Japan in 1991. Through the operations of AJOL, the Company is primarily engaged in sales in Japan of multi-functional telecommunications equipment called MOJICO and the sale of an on-line network service called Pan Pacific Online, through which subscribers communicate using the MOJICO equipment. AJOL has no sales in the United States. AJOL does not engage in any manufacturing activities, and all of the MOJICO equipment is manufactured exclusively for AJOL by vendors located primarily in Japan. The MOJICO equipment is currently in its fifth generation of technology, model SF70, and combines certain attributes of a telephone and fax machine with a liquid crystal color display screen. The MOJICO equipment is paper based in that it allows users to transmit hand written communication to other subscribers. AJOL believes that the transmission of hand-written communication is important and accepted in Japan because of the use of KANJI symbols and characters whose meanings vary by the manner in which the characters are physically written.

         AJOL's sources of revenue consist of sales of the MOJICO equipment, subscriber fees for use of the Pan Pacific Online service, and the sale of goods and services to Pan Pacific Online subscribers. A potential strategy under consideration to increase the number of subscribers using the Pan Pacific Online Service is to offer its paper based communication system to subscribers in countries other than Japan which utilize KANJI characters extensively and by integrating the MOJICO system with technologically competitive internet and cellular telephone technologies.

         AJOL is involved in providing information and mail order services for its members by a telecommunications infrastructure, as a base through its proprietary network terminal (SF-70).

         From a macro viewpoint, AJOL is involved in the Network Service Provider (NSP) industry. Within this industry categorization, the Internet has taken the lead. As a trend of the industry, the revenues derived have not exceeded the excessive plant-and-equipment investment required for the telecom infrastructure, high connection fees and subscriber acquisition costs. However, AJOL offers its proprietary network service through its "handwritten database" using the Internet. Information dispatch can be performed in "handwriting" from the terminal of SF70 in which complicated operations are not required by the subscriber seeking access to the proprietary database. In addition, AJOL is not merely a network service provider enterprise. At the core of our corporate value is face to face interchange amongst our subscribers. AJOL holds approximately 500 meetings throughout Japan on an annual basis where its subscribers meet other subscribers and prospective subscribers. Within the background of AJOL's continued profitability in the turbulent NSP industry is its close interpersonal contact with its subscribers.

         PPOL recently announced its new growth strategy focused on in-licensing proven and promising information technologies developed in the United States and Europe for introduction into Asia. The Company intends to seek technologies that would either supplement PPOL's strong core business or establish additional business opportunities. PPOL currently is considering certain technologies that are not currently in-use in Japan but which have significant potential for successful integration or launch there.

BASIS OF PRESENTATION

         INACTIVE PERIODS. PPOL was inactive at September 30, 1999, 2000 and 2001 and for the years then ended, with the exception of incurring immaterial administrative costs in each of those periods. The six month period ended March 31, 2002 was also inactive except for the certain professional fees and similar costs incurred in connection with the acquisition of AJOL which was effective April 1, 2002.

         ACQUISITION OF AJOL. Effective April 1, 2002, PPOL acquired one hundred percent of the outstanding stock of AJOL. The transaction was accounted for as a purchase and constitutes an "Acquired Business" within the meaning of Rule 3-05. AJOL has historically reported its operations on the basis of a fiscal year ending March 31, and PPOL has adopted March 31 as its fiscal year for consolidated financial reporting beginning effective March 31, 2002. AJOL maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in Japan. Certain adjustments and reclassifications have been incorporated in the financial information presented to conform with accounting principles generally accepted in the United States, (i.e. "U.S. GAAP") and in accordance with the Public Company Accounting Oversight Board. AJOL reports its operations as a single business segment.

         PRODUCT SALES, NETWORK SERVICES. Product sales, sales of Pan Pacific Online subscriptions and the granting of distributor licenses are considered a bundled transaction for revenue recognition purposes. Revenue recognition from the sale of products and online subscriptions is deferred and recognized over the expected service period of the contracts. Costs are similarly deferred and matched against the revenue as it is recognized. Revenue from other online products and goods sold by Pan Pacific Online is recognized at the time the goods and products are delivered to the customer. All reported revenue is earned by AJOL's activities in Japan. The retail price of a MOJICO unit was approximately $3,635 as of March 31, 2004. The average price for an annual subscription to Pan Pacific Online, exclusive of the cost of the MOJICO equipment was $95 for the year ended March 31, 2004. AJOL anticipates that the average cost of the MOJICO equipment and Pan Pacific Online subscriptions will remain to be $3,635 and $95, respectively, for the foreseeable future. During the fiscal years ended March 31, 2004, 2003 and 2002, MOJICO unit sales were 25,624, 29,282 and 34,510 respectively.

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

Results of Operations: The following table sets forth our operating results as a percentage of revenue for the periods indicated:

                                                     Year Ended March 31,
                                          -------------------------------------
                                             2002          2003          2004
                                             ----          ----          ----
Revenues:
Product Sales, Network Sales                 89.6%         87.3%         84.4%
Other Online Products                        10.4%         12.7%         15.2%
Consulting                                      0%            0%          0.4%
                                          -------------------------------------
     Total Revenues                         100.0%        100.0%       100.00%
                                          -------------------------------------
Cost of Sales and Expenses:
Cost of Sales                                23.0%         22.4%         24.6%
Distributor Incentives                       52.9%         52.0%         49.7%
Selling General and Administrative           18.0%         18.5%         17.4%
                                          -------------------------------------
     Total Cost of Sales and Expenses        93.9%         92.9%         91.7%
                                          -------------------------------------

                                              6.1%          7.1%          8.3%
Other Income (Expense)                        ---%        (0.6)%          ---%
                                          -------------------------------------

Income Before Taxes                           6.1%          6.5%          8.3%

Income Taxes                                  3.8%          2.1%          2.7%
                                          -------------------------------------

Net Income                                    2.3%          4.4%          5.6%
                                          =====================================

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003

PRODUCT SALES AND NETWORK SERVICES. For the year ended March 31, 2004, revenues decreased by 2.0% over the prior year from $117,822,356 in the year ended March 31, 2003 to $115,520,916 for the year ended March 31, 2004. The decrease in sales is primarily due to the decline in MOJICO unit sales.

OTHER ON-LINE PRODUCTS. Overall revenues from other on-line products increased 21.3% for the year ended March 31, 2004 over the prior year from $17,163,468 to $20,819,495 respectively. This reflects AJOL's continuing shift of revenues from products with a higher gross margin, in particular mail order goods.

COST OF SALES. While cost of sales increased with the increase in sales for the year ended March 31, 2004, cost of sales, expressed as a percentage of sales increased by 2.2% vs. the same period of the prior year. Management attributes the increase to the revenue mix containing lower gross profit percentage items.

DISTRIBUTOR INCENTIVES. Despite the overall increase in sales for the year ended March 31, 2004, distributor incentives decreased 3.1% from $70,175,111 to $67,976,680 for the years ended March 31, 2003 and 2004 respectively. The decrease is primarily due to the lower mix of commissionable sales in the current year, specifically lower MOJICO unit sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 4.79% from $25,030,237 to $23,831,706 for the years ended March 31, 2003 and 2004, respectively. This is attributable to holding fewer meetings for current and prospective members. Additionally, the number of mailings has declined as well.

OTHER EXPENSE, NET. The significant decrease in other expenses, net from $822,424 to $119,721 for the years ended March 31, 2003 and 2004 respectively is primarily attributable to the incurrence of professional fees and associated costs of the Company in becoming a publicly traded corporation in the United States in the prior year.

INCOME TAXES. Income taxes expressed as a percentage of income before income taxes for the Company was approximately 31.61% for both of the years ended March 31, 2004 and 2003. The normal statutory Japanese tax rate for AJOL declined to 40.7% in the year ended March 31, 2004 from 42.1% in the year ended March 31, 2003. However, this decline in the Japanese tax rate was met by an offsetting decline in non deductible expenses to where the overall income tax expressed as a percentage of income before taxes for the Company remained relatively unchanged.

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

COST OF SALES. While cost of sales increased with the increase in sales for the year ended March 31, 2003, cost of sales, expressed as a percentage of sales declined by 0.7% vs. the same period of the prior year. Management attributes the decline to revenue mix to higher gross profit percentage items. Additionally, the costs of the MOJICO units have slightly declined.

DISTRIBUTOR INCENTIVES. While distributor incentives increased with the increase in sales for the year ended March 31, 2003, distributor incentives expressed as a percentage of sales decreased 0.9%. The difference is attributable to revenues for which the amount of "commissionable sales" was lower than in the prior year. Specifically, the Company ceased paying their distributors commissions on the PPOL online initiation fee.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 7.2% from $23,356,430 to $25,030,237 for the years ended March 31, 2002 and 2003, respectively. This is attributable to holding more meetings for current and prospective members. The meetings are held, in part, as an investment in the future and thus the curtailment of meetings in times of weak economy will have a negative impact on the future growth of AJOL.

OTHER INCOME AND EXPENSE, NET. The significant increase in other expenses, net from $44,242 to $822,424 for the years ended March 31, 2002 and 2003 respectively is primarily attributable to the incurrence of professional fees and associated costs of the Company becoming a publicly traded corporation in the United States.

INCOME TAXES. Income taxes, expressed as a percentage of income before income taxes, decreased to 31.6% for the year ended March 31, 2003 vs. the prior year's 61.9% primarily due to lower deferred income tax expense in the year ended March 31, 2003 of approximately $1.5 million and lower entertainment and other non-deductible expenses in 2003.

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

         Cash and cash equivalents totaled $28,334,777 at March 31, 2004, an increase of $14,021,714 from March 31, 2003. Cash provided from operations during 2004 was approximately $16,600,000 compared with $4,300,000 and $5,200,000, in 2003 and 2002, respectively. Cash used in investing activities, primarily comprised of purchasing property and equipment, was approximately $5,270,000, $2,190,000, and $2,850,000 for the years ended March 31, 2004, 2003 and 2002, respectively. Cash used for financing activities of $5,000, $947,000 and $925,000 during the years ended March 31, 2004, 2003 and 2002, respectively. AJOL currently has available a $2.9 million revolving bank credit facility with Mizuho Bank, a Japanese bank, that is generally used to finance temporary operating cash requirements at 1.09% above money market rates expiring on August 31, 2004. This credit line was unused at March 31, 2004 and 2003. Management believes that cash flow from operations and the revolving credit facility will adequately meet its working capital needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS

         The Company's operating lease & purchase obligations as of March 31, 2004 are as follows:

                                                      Payments due by period
                                --------------------------------------------------------------------
                                                                                             More
                                                 Less than         1-3           3-5        than 5
Contractual obligations            Total           1 year         years         years        years
-----------------------         ------------    ------------    ---------     ---------    ---------
Operating Lease Obligations     $   978,536     $   978,536     $     -       $     -      $     -

Service Provider Contracts        2,037,328       2,037,328           -             -      $     -
                                ------------    ------------    ---------     ---------    ---------
Total                           $ 3,015,864     $ 3,015,864     $     -       $     -      $     -
                                ============    ============    =========     =========    =========

         The Company projects that it will need to satisfy at least $3.0 million of lease and purchase obligations within the fiscal year ended March 31, 2005.

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

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. During October 2003, the FASB issued Staff Position No. FIN 46-6 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December
2003), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, Consolidation of Variable Interest Entities, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. Adoption of this Statement did not have a material effect on the financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. Adoption of this Statement did not have a material effect on the financial statements.

         In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

         In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement did not have a material impact to the Company's financial statements.

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

FOREIGN CURRENCY (YEN) FLUCTUATIONS

         Substantially all of our revenue and expenses are received and incurred in Japanese Yen. Variation in foreign exchange rates may substantially affect our revenue, expenses, and net income in U.S. dollar terms. In preparing our financial statements, we translate revenue and expenses from Japanese Yen into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to the Yen, our reported revenue, gross profits and net income will likely be reduced. For example, in 2001, the Japanese Yen significantly weakened, which reduced our operating results on a U.S. dollar reported basis. The Company's 2005 operating results could be similarly harmed if the Japanese Yen weakens from current levels. Given the unpredictability of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.

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

LIABILITY FOR CONTENT OF NETWORK

         As a provider of messaging and communications services, we may incur liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our information network. To minimize our liability, we use a centralized hub to manually process and screen hard copies for adult themes, slander, patent/copyright infringement and objectionable material. However, there can be no assurances that we will be able to effectively screen all of the content generated by our subscribers. We may be exposed to liability with respect to this content. Our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Our liability coverage limit is 100,000,000 Japanese yen, approximately $950,000 at current exchange rates, per occurrence. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse affect on our reputation, financial condition, and operating results.

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

COMMENCING FOREIGN OPERATIONS

         We continue to explore the possibility of commencing business activities in South Korea, China, and Taiwan. In past years, these nations have experienced significant economic and/or political instability. If we commence business activities in these nations, future instability will have a material adverse affect on our ability to do business in these nations and may jeopardize our investment in establishing business operations in those countries.

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

EFFECT OF GOVERNMENT REGULATIONS

         We provide access to our database and services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulatory government agencies. These regulations affect the prices that subscribers must pay for transmission services, the competition we face from telecommunications services and other aspects of our market. There can be no assurance that existing or future laws, governmental action or rulings will not materially and adversely affect our operations. Additionally, we operate through a network marketing strategy which is subject to government regulation concerning consumer protection. Changes in these regulations could affect compliance with these regulations and jurisdictions where we carry on our business.

DEPENDENCE ON VENDOR

         The MOJICO machine is produced by an unrelated third party. Should this third party become incapable or unwilling to produce the MOJICO for any reason, we could face a temporary decline in MOJICO sales until another electronics manufacturer is sourced and ready to produce the machines.

CONTROL BY OFFICERS AND DIRECTORS

         Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own common stock representing approximately 94.4% of PPOL.

MINORITY SHAREHOLDER STATUS

         Forval Corporation and Leo Global Fund, former direct shareholders of AJOL, hold 58.62% and 35.79% respectively of PPOL's common stock. Acting alone, Forval Corporation, as a majority shareholder, has significant influence on PPOL's policies. Forval Corporation and Leo Global Fund, collectively, control 94.40% of PPOL's outstanding shares, representing 94.4% of PPOL's voting power. As a result, Forval Corporation and Leo Global Fund, acting together, will have the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of PPOL's entire Board of Directors, any merger, consolidation or sale of all or substantially all of PPOL's assets, and the ability to control PPOL's and our management and affairs.

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

NO HISTORY AS REPORTING COMPANY

         Prior to the effective date of the PPOL's filing of Form 10, PPOL has never been a public company, subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, and PPOL expects that the obligations of being a public company, including substantial public reporting and investor relations obligations, will require significant continuing additional expenditures, place additional demands on our management and may require the hiring of additional personnel. We may need to implement additional systems in order to adequately function as a reporting public company. Such expenditures could adversely affect our financial condition and results of operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

1. Information required by this item appears at pages F-1 through F-19, attached to this Form 10-K report.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

ITEM 9A.   CONTROLS AND PROCEDURES
           -----------------------

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective. There were no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

         The information required by this Item 10 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2004.

         Code of Ethics Adopted - The Company has adopted a code of ethics applicable to all employees of the Company, including its Chief Executive Officer and Chief Financial Officer. The code of ethics is included herein as exhibit 14.0.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

         The information required by this Item 11 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2004.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

         The information required by this Item 12 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2004.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
           ----------------------------------------------------

         The information required by this Item 13 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2004 and in Note 5 of the consolidated financial statements contained in this Form 10-K report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
           --------------------------------------

         The information required by this Item 14 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2004.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

         (a)      The following documents are filed as part of this report:
                  (1) The financial statements required by Item 8 of this report are filed in the report on pages F1-F20.
                  (2) The following financial statement schedule of PPOL,Inc. and its subsidiary for the fiscal years ended March 31, 2004, 2003 and 2002 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of PPOL,Inc. and its subsidiary:

                           Schedule II: Valuation and Qualifying Accounts

                           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
                  (3)      See exhibit list below.

         (b) During the quarter ended March 31, 2004, we filed the following reports on Form 8-K:
                  (1) On January 8, 2004, we filed a Current Report on Form 8-K reporting the replacement of Kazushige Shimizu as CFO and Secretary with Yoichi Awagakubo.
                  (2) On March 2, 2004, we filed a Current Report on Form 8-K reporting the approval of the Company's "2004 Stock Incentive Plan" by the Board of Directors.
                  (3) On March 30, 2004 we filed a Current Report on Form 8-K announcing the granting of 1,220,000 stock options to employees of AJOL, PPOL's subsidiary.

         (c)      Exhibits:

                  2.0      Stock Purchase and Business Combination Agreement (1)

                  3.1      Articles of Incorporation and Amendments thereto (1)

                  3.2      Bylaws (1)

                  10.1     Yamamoto Employment Contract (3)

                  10.2     Nakamura Employment Contract (3)

                  10.3     Ishii Employment Contract (3)

                  10.4     Miyazawa Employment Contract (3)

                  10.5     Pomeroy Employment Contract (3)

                  10.6 Consulting Services Agreement between PPOL, Inc. and ECO2, LLC (3)

                  10.7     Common Stock Purchase Agreement (2)

                  14.0     Code of Ethics (3)

                  21.0     Subsidiaries of PPOL (1)

                  31.1 Certifications of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

                  31.2 Certifications of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

                  32.0 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1) - Previously filed with the SEC as an exhibit to the Company's registration statement on Form 10, filed on November 1, 2002, and is incorporated herein by reference.

(2) Previously filed with the SEC as an exhibit to the Company's Form 8-K filed, on June 1, 2004, and is incorporated herein by reference.

(3) Filed herewith.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2004.

                                     PPOL, INC.

                                     By:  /s/  Nobuo Takada
                                          -------------------------------------
                                          Nobuo Takada, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 2004.

          SIGNATURE                             CAPACITY IN WHICH SIGNED
-----------------------------            --------------------------------------

/s/  Nobuo Takada                         Director and Chief Executive Officer
-----------------------------             (Principal Executive Officer)
Nobuo Takada

/s/ Yoichi Awagakubo                      Director and Chief Financial Officer
-----------------------------             (Principal Financial Officer and
Yoichi Awagakubo                           Accounting Officer)

/s/ Yoshihiro Aota                        Director and Chief Operating Officer
-----------------------------
Yoshihiro Aota

                                   PPOL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31,2004, 2003 AND 2002

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:
         Balance Sheets                                                     F-2
         Statements of Income and Comprehensive Income                      F-3
         Statements of Shareholders' Deficit                                F-4
         Statements of Cash Flows                                           F-5
         Notes to Consolidated Financial Statements                     F-6-F-20

            Report of Independent Registered Public Accounting Firm

Board of Directors
PPOL, Inc.
1 City Boulevard West, Suite 870
Orange, California

We have audited the accompanying consolidated balance sheets of PPOL, Inc. and its subsidiary as of March 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders' deficit, cash flows and financial statement schedule for each of the three years in the period ended March 31, 2004, as listed in the appendix appearing under items 15(a)(1) and (2) of the Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PPOL, Inc. and its subsidiary as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, certain errors resulting in understatements of amounts previously reported on the statement of income and comprehensive income and shareholders' deficit for the year ended March 31, 2002, were discovered by management of the Company subsequent to the filing of the fiscal year 2002 financial statements. Accordingly, the consolidated financial statements for 2002 have been restated to reflect these adjustments to correct for these errors.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica,California
June 2, 2004

                                                         PPOL, INC.

                                                 CONSOIDATED BALANCE SHEETS

                                     ASSETS                                                March 31,            March 31,
                                                                                             2004                2003
                                                                                         --------------     --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                              $  28,334,777      $  14,313,063
  Trade accounts receivable, net of allowance for
    doubtful accounts of $0 and $212                                                           309,063            149,313
  Inventories                                                                                2,651,259          2,920,320
  Advance payments                                                                                  --          3,491,610
  Deferred costs                                                                            63,159,328         66,323,721
  Deferred income taxes                                                                      9,467,524          9,944,929
  Lease deposit, related party                                                                      --            606,852
  Prepaid expenses and other current assets                                                    281,784            875,258
                                                                                         --------------     --------------

          Total current assets                                                             104,203,735         98,625,066

PROPERTY AND EQUIPMENT, NET                                                                  8,695,632          7,420,085
DEFERRED COSTS                                                                              37,042,494         47,563,043
DEFERRED INCOME TAXES                                                                        5,494,095          6,368,748
LEASE DEPOSITS                                                                                 766,457            744,905
DEPOSITS                                                                                     3,984,883                 --
OTHER ASSETS                                                                                   181,987            826,811
                                                                                         --------------     --------------

                                                                                         $ 160,369,283      $ 161,548,658
                                                                                         ==============     ==============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including related parties                                            $  11,281,024      $   8,612,478
  Advances received                                                                         17,604,942         10,929,498
  Deferred revenue                                                                          84,644,397         88,782,468
  Income taxes payable                                                                       1,086,260            876,609
  Other current liabilities                                                                  1,888,976            926,926
                                                                                         --------------     --------------

          Total current liabilities                                                        116,505,599        110,127,979
                                                                                         --------------     --------------

DEFERRED REVENUE                                                                            49,155,662         61,535,697
                                                                                         --------------     --------------
COMMITMENTS

SHAREHOLDERS' DEFICIT:
  Common Stock; $0.001 par value; 100,000,000 shares
    authorized; 17,993,752 and 17,994,920 shares issued and
        outstanding as of March 31, 2004 and 2003, respectively                                 17,994             17,995
  Additional paid-in capital                                                                 3,362,359          3,367,157
  Total other comprehensive income                                                             316,307          3,210,834
  Accumulated deficit                                                                       (8,988,638)       (16,711,004)
                                                                                         --------------     --------------

          Total shareholders' deficit                                                       (5,291,978)       (10,115,018)
                                                                                         --------------     --------------

                                                                                         $ 160,369,283      $ 161,548,658
                                                                                         ==============     ==============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                            F-2

                                          PPOL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                             Year ended         Year ended       Year ended
                                           March 31, 2004     March 31, 2003    March 31, 2002
                                          ---------------    ---------------    --------------
                                                                                  (Restated)
NET REVENUE:
  Product sales and network services      $ 115,520,916      $ 117,822,356      $ 116,375,620
  Other on-line services                     20,819,495         17,163,468         13,537,232
  Consulting - related parties                  483,858                 --                 --
                                          --------------     --------------     --------------

          Total                             136,824,269        134,985,824        129,912,852
                                          --------------     --------------     --------------

COSTS AND EXPENSES:
  Cost of sales                              33,604,194         30,191,220         29,943,101
  Distributor incentives                     67,976,680         70,175,111         68,694,708
  Selling, general and administrative
    expenses                                 23,831,706         25,030,237         23,356,430
                                          --------------     --------------     --------------

          Total costs and expenses          125,412,580        125,396,568        121,994,239
                                          --------------     --------------     --------------

OPERATING INCOME                             11,411,689          9,589,256          7,918,613
                                          --------------     --------------     --------------

OTHER EXPENSE:
  Interest expense                               11,130              1,784              8,155)
  Other                                         108,591           820, 640             36,087)
                                          --------------     --------------     --------------

          Other expense, net                    119,721            822,424             44,242)
                                          --------------     --------------     --------------

INCOME BEFORE INCOME TAXES                   11,291,968          8,766,832          7,874,371
                                          --------------     --------------     --------------

INCOME TAXES:
  Current                                     2,217,544          2,335,397          2,903,977
  Deferred                                    1,352,058            435,753          1,973,377
                                          --------------     --------------     --------------

          Total income taxes                  3,569,602          2,771,150          4,877,354
                                          --------------     --------------     --------------

NET INCOME                                    7,722,366          5,995,682          2,997,017

OTHER COMPREHENSIVE (LOSS) INCOME,
   Foreign currency translation              (2,894,527)        (3,328,025)         1,573,736
                                          --------------     --------------     --------------

COMPREHENSIVE INCOME                      $   4,827,839      $   2,667,657      $   4,570,753
                                          ==============     ==============     ==============

NET INCOME PER COMMON SHARE,
  Basic                                   $        0.43      $        0.34      $        0.18
                                          ==============     ==============     ==============
  Diluted                                 $        0.43      $        0.34      $        0.18
                                          ==============     ==============     ==============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -
  Basic                                      17,994,376         17,658,751         17,095,174
                                          ==============     ==============     ==============
  Diluted                                    17,994,376         17,658,751         17,095,174
                                          ==============     ==============     ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                              F-3

                                                              PPOL, INC.

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                                        Cumulative
                                               Common Stock             Additional         Other                           Total
                                               ------------              Paid-In       Comprehensive    Accumulated    Shareholders'
                                           Shares         Amount         Capital       (Loss)Income       Deficit         Deficit
                                       -------------   -------------   -------------   -------------   -------------   -------------
Balance, March 31, 2001                  17,095,174    $     17,095    $  3,392,605    $  4,965,123    $(23,831,222)   $(15,456,399)

Foreign currency
   translation adjustment                        --              --              --       1,573,736              --        1,573,736
Dividends paid                                   --              --              --              --        (925,211)       (925,211)
Net income (restated)                            --              --              --              --       2,997,017       2,997,017
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance, March 31, 2002                  17,095,174          17,095       3,392,605       6,538,859     (21,759,416)    (11,810,857)
   (restated)

Foreign currency
   translation adjustment                        --              --              --      (3,328,025)             --      (3,328,025)
Common stock issuance
   for acquisition of
   Diversified Strategies,
   Inc                                      899,746             900         (25,448)             --              --         (24,548)
Dividends paid                                   --              --              --              --        (947,270)       (947,270)
Net income                                       --              --              --              --       5,995,682       5,995,682
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance, March 31, 2003                  17,994,920          17,995       3,367,157       3,210,834     (16,711,004)    (10,115,018)

Foreign currency
   translation adjustment                        --              --              --      (2,894,527)             --      (2,894,527)
Fractional share
   liquidation                               (1,168)             (1)         (4,798)             --              --          (4,799)
Net income                                       --              --              --              --       7,722,366       7,722,366
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance, March 31, 2004                  17,993,752    $     17,994    $  3,362,359    $    316,307    $ (8,988,638)   $ (5,291,978)
                                       =============   =============   =============   =============   =============   =============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-4

                                                           PPOL, INC.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended            Year ended            Year ended
                                                                    March 31, 2004        March 31, 2003        March 31, 2002
                                                                   ----------------      ----------------      ----------------
                                                                                                                  (Restated)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                       $     7,722,366       $     5,995,682       $     2,997,017
                                                                   ----------------      ----------------      ----------------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                                      2,507,399             1,688,718             2,704,124
      Loss on sales/disposal of property and equipment                     109,004               118,247               696,257
      Deferred income taxes                                              1,352,058               435,753             1,973,377

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Trade accounts receivables                                          (129,039)            2,455,780            (1,536,427)
      Inventories                                                          606,505            (1,656,210)            1,947,894
      Advance payments                                                   3,649,199            (1,219,653)              990,208
      Deferred costs                                                    26,597,010            11,667,326             1,376,081
      Prepaid expenses and other                                           648,218              (472,435)             (225,463)

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable, including related parties                        1,416,414            (5,501,900)           (1,467,890)
      Advances received                                                  4,838,504             8,050,180                31,465
      Deferred revenue                                                 (33,680,432)          (15,898,319)           (4,541,878)
      Income taxes payable                                                  73,842              (737,808)             (367,986)
      Other current liabilities                                            899,916              (667,213)              668,196
                                                                   ----------------      ----------------      ----------------

          Total adjustments                                              8,888,598            (1,737,534)            2,247,958
                                                                   ----------------      ----------------      ----------------

          Net cash provided by operating activities                     16,610,964             4,258,148             5,244,975
                                                                   ----------------      ----------------      ----------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                  --                    --                82,699
  Purchase of property and equipment                                    (2,941,327)           (1,457,331)           (3,427,638)

  Net (increase) decrease in lease deposits and
      other assets                                                      (2,331,190)             (733,864)              491,756
                                                                   ----------------      ----------------      ----------------

          Net cash used for investing activities                        (5,272,517)           (2,191,195)           (2,853,183)
                                                                   ----------------      ----------------      ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES:
  Fractional share liquidation                                              (4,799)                   --                    --
  Dividends paid                                                                --              (947,270)             (925,211)
                                                                   ----------------      ----------------      ----------------

          Net cash used for financing activities                            (4,799)             (947,270)             (925,211)
                                                                   ----------------      ----------------      ----------------

EFFECTS OF EXCHANGE RATE                                                 2,688,066             1,476,487              (664,349)
                                                                   ----------------      ----------------      ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    14,021,714             2,596,170               802,232
CASH AND CASH EQUIVALENTS, beginning of year                            14,313,063            11,716,893            10,914,661
                                                                   ----------------      ----------------      ----------------

CASH AND CASH EQUIVALENTS, end of year                             $    28,334,777       $    14,313,063       $    11,716,893
                                                                   ===============       ===============       ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $        11,130       $         1,780       $         5,375
                                                                   ===============       ===============       ===============

  Income taxes paid                                                $     2,188,171       $     3,073,207       $     3,271,971
                                                                   ===============       ===============       ===============

                    The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-5

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION:

                  PPOL, Inc. ("PPOL" or the "Company" or "we") (formerly Diversified Strategies, Inc.), incorporated on May 19, 1993 in California, is primarily engaged in sales of multi-functional telecommunications equipment called MOJICO. The Company distributes MOJICO throughout Japan through a network marketing system. The Company has a network of registered distributors located throughout Japan that introduce purchasers to the Company. The Company operates in one operating segment.

                  Using MOJICO, the Company provides original telecommunication services called "Pan Pacific Online," including MOJICO bulletin board and mail services. The Company also provides various other on-line services through Pan Pacific Online such as ticket and mail-order services. These sales and services are provided in Japan.

                  Sales of MOJICO hardware, Pan Pacific Online subscriptions and other on-line services, excluding 2004 consulting revenues which are not expected to recur, were as follows:

                  Year Ended
                  March 31,           MOJICO           Online           Consumer
                                      Hardware      Subscriptions       Products          Total
                  2004             $100,077,710     $ 15,443,206     $ 20,819,495     $136,340,411
                  2003             $103,809,418     $ 14,012,938     $ 17,163,468     $134,985,824
                  2002*            $103,978,519     $ 12,397,101     $ 13,537,232     $129,912,852
                  * - Restated. See Note 10.

                  Effective August 15, 2002, the Company amended its articles of incorporation to increase its authorized shares of common stock from 10,000,000 to 100,000,000, change its name to PPOL, Inc. and effected a 7 to 1 reverse stock split. All share data presented in these financial statements have been affected for the reverse stock split.

                  PPOL was obligated to and did purchase the fractional shares that resulted from the reverse stock split at a price equal to the fractional share times the opening bid price of PPOL's shares on October 14, 2003 (the date the shares became listed on the National Association of Securities Dealers' OTC Bulletin Board). Total consideration paid for these fractional shares amounted to $4,799.

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

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

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

         RECLASSIFICATIONS:

                  Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation. These reclassifications did not have any effect on previously reported net income or shareholders' deficit.

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

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

         ACCOUNTS RECEIVABLE:

                  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

         FINANCIAL INSTRUMENTS:

                  The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, trade accounts receivable, accounts payable, and advance payments approximate their fair values as of March 31, 2004 and 2003.

         DEPENDENCY ON A MAJOR SUPPLIER:

                  The Company is dependent on a third-party manufacturer to produce all of its MOJICO hardware. The Company is also dependent on this third-party manufacturer to provide the MOJICO on a timely basis and on favorable pricing terms. In November 2003, the Company entered into a one year agreement with this manufacturer to secure the supply of MOJICOs. The agreement is renewable for subsequent one year periods unless advance notice of termination is served by either party. The Company believes that its relationship with this manufacturer is satisfactory.

         ADVANCE PAYMENTS:

                  Advance payments are prepayments to a specific vendor by the Company for the MOJICO product. During the year ended March 31, 2003, an advance payment of 60% of the purchase price was paid to this specific vendor prior to the shipment of the MOJICO product. The Company changed vendors in fiscal 2004 whereby the advance payment is no longer required.

         INVENTORIES:

                  Inventories, consisting of purchased merchandise for resale, are valued at the lower of cost (which is determined by the weighted average method) or market, including provisions for obsolescence commensurate with known or estimated exposures. Inventories are shown net of an allowance for obsolescence of $130,757 and $401,636 as of March 31, 2004 and 2003,
                  respectively.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

         PROPERTY AND EQUIPMENT:

                  Property and equipment are stated at cost. Depreciation is computed using the straight line and declining-balance methods at rates based on the estimated useful lives of the related assets. The estimated useful lives for leasehold improvements range from 3 to 15 years, which approximate the life of the leases, while that for equipment was 2 to 3 years. Maintenance and repairs, including minor renewals and betterments, are expensed as incurred.

         STOCK-BASED COMPENSATION

                  The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant. The Company has elected to continue to account for its employee stock-based compensation plans using an intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and income per share would have been affected by a nominal amount; thus the associated pro forma net income and pro forma net income per share disclosures have been excluded.

                  The Company uses the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

         COMPUTER SOFTWARE:

                  The Company follows the guidance in Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. Capitalized software costs are being amortized on a straight-line basis principally over 5 years. The Company reviews the carrying value of Computer Software on a quarterly basis or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable.

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

         REVENUE RECOGNITION:

                  Revenue from MOJICO product sales is recognized over the weighted average customer relationship period of three years. Revenue from sales of annual online subscription services to Pan Pacific Online is recognized over one year. The revenue and associated costs deferred for revenue recognition purposes are recorded as deferred revenue and deferred costs, respectively. Deferred costs are comprised of costs of the MOJICO hardware and distributors incentive commissions. Deferred costs are directly related to deferred revenues. Deferred costs are amortized into income over the weighted average customer relationship period of three years or the online subscription period of one year, as applicable.

                  Revenue from other on-line services provided through Pan Pacific Online Services is recognized upon the delivery of underlying products, including Kamome brand products, or services. We also generate commissions from ticket sales to tours, events and concerts which our Pan Pacific Online subscribers can purchase through the Pan Pacific Online network.

                  In connection with its initial filing of Form 10 in November 2002 and subsequent discussions of issues with the Staff of the Securities and Exchange Commission, the Company changed its accounting for the period of recognition of deferred revenue for product and related services and related costs to a three year period.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

         SEGMENT INFORMATION:

                  The Company currently operates in one segment. Sales of the MOJICO product, sales of the Pan Pacific Online Services that represents sales of online subscriptions services which enables access to the Company's facsimile based network and database, and sales of the granting of a distributor license are considered as a bundled transaction for revenue recognition purpose. Each of the Company's products and services are dependent upon one another. The MOJICO hardware can only be operated through the use of the Pan Pacific Online Services; those services are not useable without the MOJICO hardware. Because of the interdependencies, the Company is considered to operate in one segment.

         RESEARCH AND DEVELOPMENT EXPENSE:

                  Research and development costs are charged to expense when incurred. Research and development expenses included in cost of sales for the years ended March 31, 2004, 2003 and 2002 were $1,653,331, $300,691 and $1,543,861, respectively.

         SHIPPING AND HANDLING COSTS:

                  Shipping and handling costs are included in selling, general and administrative expenses. The amount of shipping and handling costs for the fiscal years ended March 31, 2004, 2003 and 2002 was $1,121,323, $1,177,638 and $1,086,102,
                  respectively.

         ADVERTISING COSTS:

                  Advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2004, 2003 and 2002 amounted to $6,392, $10,596 and $29,150, respectively.

         PRODUCT WARRANTY COSTS:

                  AJOL, the Company's wholly owned subsidiary, sells MOJICO units to customers along with a repair or replacement warranty for one full year from the date of purchase. Warranty costs are expensed as incurred due to their immaterial nature to financial statements taken as a whole.

         INCOME TAXES:

                  Income taxes are provided based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at year-end. These deferred taxes are measured by applying currently enacted tax laws.

         COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Other comprehensive income, and cumulative other comprehensive income, for the Company for the years ended March 31, 2004, 2003 and 2002 was primarily from the effects of foreign currency translation adjustments.

         NET INCOME PER SHARE:

                  The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. During October 2003, the FASB issued Staff Position No. FIN 46-6 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN
                  46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, Consolidation of Variable Interest Entities, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and
                  (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. Adoption of this Statement did not have a material effect on the financial statements.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT.):

                  FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. Adoption of this Statement did not have a material effect on the financial statements.

                  In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

                  In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement did not have a material impact to the Company's financial statements.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(2)      PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following:

                                                              Year ended       Year ended
                                                            March 31, 2004   March 31, 2003
                                                            --------------   --------------
                  Leasehold improvements                    $    292,922     $    256,162
                  Office equipment                             3,116,689        3,408,521
                  Software costs                              21,598,920       16,600,424
                                                            -------------    -------------

                                                              25,008,531       20,265,107
                  Less: accumulated depreciation
                      and amortization                        16,312,899       12,845,022
                                                            -------------    -------------

                            Property and equipment, net     $  8,695,632     $  7,420,085
                                                            =============    =============

         Depreciation and amortization of property and equipment totaled $2,507,399, $1,668,718 and $2,704,124 for the years ended March 31,
         2004, 2003 and 2002, respectively.

(3)      LINE OF CREDIT:

         On March 31, 2004 and 2003, the Company had a $2,879,000 and $2,540,000, respectively, line of credit with its bank which accrues interest at 1.09% above Japan's money market rate. There were no outstanding balances as of March 31, 2004 and 2003. The line of credit expires on August 31, 2004.

(4)      INCOME TAXES:

         Income taxes imposed by the national, prefecture and municipal governments of Japan resulted in a normal statutory tax rate of approximately 42.1% for the fiscal years ended March 31, 2003 and 2002. In fiscal year 2004, new Japanese legislation has changed rates effective for the year ending March 31, 2005. The deferred tax assets expected to be reversed in or after the year ending March 31, 2005 are calculated at the new effective tax rate of 40.7%.

         Under the Japanese tax law, the parent PPOL, Inc. is not considered a part of the consolidated company. Therefore, the tax provision is based almost entirely on the stand-alone Japanese operating entity.

         A reconciliation between the statutory tax rate and the effective income tax rate is as follows:

                                                              Year ended          Year ended          Year ended
                                                            March 31, 2004      March 31, 2003      March 31, 2002
                                                            --------------      --------------      --------------
                                                                                                  (Restated. Note 10)
                Normal statutory tax rate                           40.7%               42.1%               42.1%
                Entertainment and other non-
                  deductible expenses                                3.6                 7.3                15.3
                Other                                                2.6                 2.4                (0.1)
                                                             ------------        ------------        ------------
                Effective tax rate                                  46.9%               51.8%               57.3%
                                                             ============        ============        ============

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(4)      INCOME TAXES (CONT.):

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                  Year ended            Year ended
                                                                March 31, 2004        March 31, 2003
                                                              -----------------     -----------------
                  Deferred tax assets (liabilities):

                    Deferred revenue                          $     54,443,244      $     62,248,833
                    Deferred cost                                  (40,772,121)          (47,147,402)
                    Excess of accrued bonus                            190,202               151,508
                    Resort membership admission fees                   255,384               224,293
                    Accrued compensated absences                       139,347                75,826
                    Excess depreciation and amortization                95,067               321,913
                    Inventory write-down                                53,205               169,964
                    Others                                             557,291               268,742
                                                              -----------------     -----------------

                            Total net deferred tax assets     $     14,961,619      $     16,313,677
                                                              =================     =================

         Management believes that it is more likely than not that all of the deferred tax assets will be realized through future earnings, tax planning or future reversals of existing temporary differences. Accordingly, no valuation allowance was recorded as of March 31, 2004 and 2003.

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

         PPOL entered into separate agreements with Forval and Leo Global Fund, which collectively hold approximately 94% the Company's common stock, in which PPOL was to provide certain consulting services during fiscal 2003. As provided for in the agreements, PPOL received a prepayment of $483,858 from Forval and Leo Global Fund in fiscal 2003. Since the Company did not complete the consulting services called for in the agreements prior to March 31, 2003, the payments received were included in "deferred revenue," as a liability, at March 31, 2003. The consulting services were completed in fiscal 2004 at which time the consulting revenues were recognized. There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(5)      RELATED PARTY TRANSACTIONS (CONT.):

         The Company also sub-leased its office space in Japan from Forval through March 31, 2003. The following summarize amounts due from or to Forval and Funai and related transaction amounts:

                                                              Year ended          Year ended          Year ended
                                                            March 31, 2004     March 31, 2003       March 31, 2002
                                                            --------------     ---------------      --------------
                Due from Forval:
                  Lease deposit                                      -             $ 606,852             $ 540,246

                Due from Funai - advance payment                   n/a                   n/a           $ 1,987,008

                Due to Forval:
                  Accounts payable                                   -              $159,800              $ 69,645

                Transactions with Forval:
                  Sales                                              -                     -               $ 8,235
                  Purchases                                    $67,917                     -                     -
                  Rental expenses                                    -             $ 673,283             $ 717,387
                  Other                                              -              $ 90,175                     -

                Transactions with Funai:
                  Purchases
                                                                   n/a                   n/a          $ 13,978,218
                  Other
                                                                   n/a                   n/a             $ 283,091

(6)      STOCK OPTIONS:

         The Company established a stock option plan in March 2004 (the "2004 Plan"). In accordance with the 2004 Plan, the Company is authorized to issue incentive stock options and non-qualified stock options for up to 2,000,000 shares of the Company's common stock to employees, directors and consultants.

         A total of 1,220,000 options were granted to employees on March 25, 2004 which will vest 100% on March 25, 2006 (options will cliff vest two years after the grant date) and expire on March 25, 2014 (ten years after the grant date). A summary of the Company's stock option plan activity is presented below:

                                                                                              Weighted
                                                                                              Average
                                                                     Options               Exercise Price
                                                                ------------------        -----------------
                     Outstanding at March 31, 2003                            --                     --
                     Granted                                           1,220,000                    $4.00
                     Exercised                                                --                     --
                     Forfeited                                                --                     --
                     Expired                                                  --                     --
                                                                -----------------       ------------------
                     Outstanding at March 31, 2004                     1,220,000                    $4.00
                                                                =================       ==================

                                                F-16

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(6)      STOCK OPTIONS (CONT.):

         The following table summarizes information about the stock options outstanding and exercisable at March 31, 2004:

                                                    Options Outstanding                   Options Exercisable
                                         ------------------------------------------    --------------------------
                                                         Weighted
            Fiscal                                       Average         Weighted                     Weighted
             Year          Range of                      Remaining       Average                       Average
            Options        Exercise                     Contractual      Exercise                      Exercise
            Granted         Prices        Options          Life           Price         Options         Price
          ------------    -----------    ----------    -------------    -----------    ---------    -------------
              2004           $4.00       1,220,000       10 Years            $4.00           --        $      --
                                         ----------    -------------    -----------    ---------    -------------
                                         1,220,000       10 Years            $4.00           --        $      --
                                         ==========    =============    ===========    =========    =============

(7)      COMMITMENTS:

         The Company entered into a lease agreement for approximately 1,793 square feet of office space in Orange, California for a term of 24 months from October 1, 2002 through September 30, 2004. The lease calls for an initial annual base rent of approximately $39,800 with a 2.7% increase after the first 12 months. Additionally, the Company is responsible for a portion of the building's common area expenses. At March 31, 2004, the minimum non-cancelable lease payments due are $20,400 during the fiscal year ending March 31, 2005.

         AJOL has leased approximately 11,818 square feet located in the Oval Building in Tokyo, Japan. This facility it utilized as AJOL's headquarters and operations center. The lease term is April 1, 2003 to March 31, 2005 and is automatically renewable for successive two year periods unless prior notice to terminate the lease is made by either party. There are no minimum non-cancelable lease payments because this lease is cancelable subject to a termination fee of approximately $170,000 in addition to one month's rent and association fees of approximately $70,000. Total rental payments and association dues under the terms of the lease agreement are approximately $958,000 for the fiscal year ended March 31, 2005.

         On March 22, 2004, the Company had entered into an employment agreement with a certain officer of the Company. Under the agreement, in the event employment is terminated, (other than voluntarily by the employee or by the Company for cause or upon death or disability of the officer), the Company is committed to pay certain benefits, including a monthly severance of $13,000 for the four months following the termination.

(8)      CONCENTRATION OF CREDIT RISK:

         Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables and cash and cash equivalents. The Company collects the significant portion of payments from the ultimate customers through major credit card and loan companies. One credit company comprised 42.1%, and 36.2% of accounts receivable at March 31, 2004 and 2003, respectively. The Company maintains cash deposits with major Japanese and U.S. banks. The Company periodically assesses the financial conditions of the institutions and believes that the risk of any loss is minimal.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(9)      SUBSEQUENT EVENTS:

         PPOL entered into an agreement effective May 26, 2004 ("the Agreement") with Object Innovation, a private company, to make an investment of $300,000 in the form of purchasing 1,500 shares of Object Innovation's common stock, representing 15% of Object Innovation's common shares outstanding, subject to a certain vesting schedule tied to revenues derived from PPOL's sale of Object Innovation's BridgeGate software. The Company intends to record this investment under the cost basis method of accounting. Under the terms of the Agreement, PPOL will license Object Innovation's BridgeGate software for marketing and distribution in Japan. The Agreement will be in effect for 5 years and may be cancelled by either party with 60 days notice. BridgeGate Software is a Transformation and Exchange Infrastructure (TEI) that allows disparate data systems to be rapidly connected together to share data. To cater to the Japanese market, a Japanese version of BridgeGate will be developed.

         AJOL had collected advance payments from distributors. Upon receiving orders from these distributors for goods or services, the distributor's account would be charged. On May 28, 2004, AJOL remitted approximately $16.3 million to Kamome Benefit Club, an unrelated non-profit organization, to administer the advance payments and orders from distributors. The effect of this transaction reduced Cash and Advances Received (a liability) by approximately $16.3 million. All future advance payments and orders from distributors will be received by the Kamome Benefit Club and not AJOL.

(10)     RESTATEMENT OF PRIOR FINANCIAL INFORMATION:

         The Company had conducted an internal review of its revenue recognition policies under the direction of the Company's then Chief Financial Officer subsequent to the filing of the fiscal year 2002 financial statements. The Company sells the MOJICO hardware for approximately $2,900 per unit and simultaneously charges admission fees of approximately $150 to customers which afford them the right to be a distributor for one year. As a result of the review, the Company noted that customers renew and remain distributors with the Company for an average of 3 years in total. As such, the Company had revised its revenue recognition policy on sales of MOJICO units. Revenues and related costs of MOJICO units are now deferred and recognized over 3 years. The Company previously recognized revenue from MOJICO sales over a period of 3 months. Therefore, in connection with this internal review, the financial results for each of the years ended March 31, 2002, 2001 and 2000 were restated. Additionally, the Company has restated the three and nine months ended December 31, 2002 and 2001, the three and six months ended September 30, 2002 and 2001 and the three months ended June 30, 2002.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(10)     RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONT.):

         The total impact of the adjustments for the year ended March 31, 2002 was as follows:

                                                               2002               2002
                                                             Restated           Original                Increase
                                                             --------           --------                --------
              Product sales and network services           $116,375,620       $108,404,000             $7,971,620
              Cost of sales                                  29,943,101         29,924,292                 18,809
              Distributor incentives                         68,694,708         64,447,604              4,247,104
              Operating income                                7,918,613          4,212,905              3,705,708
              Income before income taxes                      7,874,371          4,168,679              3,705,692
              Income taxes - deferred                         1,973,377           -324,894              2,298,271
              Net income (loss)                               2,997,017          1,589,596              1,407,421
              Cumulative foreign currency translation         1,573,736           -186,123              1,759,859
              Comprehensive Income                            4,570,753          1,403,473              3,167,280

         The changes noted above were entirely attributable to revenue recognition and associated deferral of costs of product sales and network service revenues as discussed above. The restatement resulted in an increase in earnings per share of $0.09 (from $0.09 to $0.18) for the year ended March 31, 2002. The financial results presented in this report reflect the restatement of the Company's financial results. Based on the substantial work done to date, the Company does not expect any further restatements as a result of its internal review.

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                            Beginning         Additions         Non-cash                          Ending
                                             Balance         Charged to       (Reductions)                        Balance
Description                                  Accrual           Income         or Additions        Reversal        Accrual
-----------                                  -------           ------         ------------        --------        -------

Provision for doubtful receivable

                2004                       $     212          $       -        $       -       $    (212)       $      (0)

                2003                           7,000                212                -          (7,000)             212

                2002                           4,541              7,000                -          (4,541)           7,000

Provision for inventory obsolescence

                2004                       $ 401,636          $ 120,617        $  30,940      $ (422,436)       $ 130,757

                2003                         852,644                  -           32,314        (483,322)         401,636

                2002                               -            852,644                -               -          852,644


                                                           F-20