Form 10-Q
period 2004-06-30
PPOL INC
filed 2004-08-23
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2004

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

         Yes [X]           No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                         17,993,752
-----------------------------              --------------------------------
          (Class)                          (Outstanding at August 9, 2004.)

                                   PPOL, Inc.
                       2004 Quarterly Report on Form 10-Q
                                Table of Contents

PART 1:                                                                       3
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                    3

Consolidated Balance Sheets as of June 30, 2004 and March 31, 2004            3
Consolidated Statements of Income and Comprehensive Income for
  the Three Months Ended June 30, 2004 and 2003                               4
Consolidated Statements of Cash Flows for Three Months Ended
  June 30, 2004 and 2003                                                      5
Notes to Consolidated Financial Statements                                    6

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          9
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          12
ITEM 4:  CONTROLS AND PROCEDURES                                             19

PART 2:                                                                      20
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                   20
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                           20
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                     20
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 20
ITEM 5:  OTHER INFORMATION                                                   20
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                    20

SIGNATURES                                                                   22
--------------------------------------------------------------------------------

EXHIBITS:                                                                    23
--------------------------------------------------------------------------------

Exhibit 31.2 - CEO Certification                                             23
Exhibit 31.2 - CFO Certification                                             24
Exhibit 32.1 - Certification Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002                                  25

PART 1:

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                                        PPOL, INC.

                                CONSOLIDATED BALANCE SHEETS

                                                         June 30, 2004      March 31, 2004
                                                         --------------     --------------
ASSETS                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $   8,629,489      $  28,334,777
  Restricted Cash                                           17,473,584                 --
  Trade accounts receivable, net of allowance for
     doubtful accounts of $ 0 and $ 0                          364,274            309,063
  Merchandise inventories                                    4,265,438          2,651,259
  Deferred costs                                            55,800,702         63,159,328
  Deferred income taxes                                      8,418,201          9,467,524
  Prepaid expenses and other                                   581,651            281,784
                                                         --------------     --------------

               Total current assets                         95,533,339        104,203,735

  PROPERTY AND EQUIPMENT, net                                1,235,668          1,250,975
  SOFTWARE, net                                              8,819,200          7,444,657
  DEFERRED COSTS                                            31,164,114         37,042,494
  DEFERRED INCOME TAXES                                      5,074,685          5,494,095
  LEASE DEPOSITS                                               736,896            766,457
  DEPOSITS                                                   4,102,853          3,984,883
  OTHER ASSETS                                                 457,961            181,987
                                                         --------------     --------------

                                                         $ 147,124,716      $ 160,369,283
                                                         ==============     ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable, including related parties           $  10,613,500      $  11,281,024
  Advances received - Cube                                  17,473,584                 --
  Advances received                                          2,160,462         17,604,942
  Deferred revenue                                          75,089,228         84,644,397
  Bank debt                                                  2,768,038                 --
  Due to majority shareholder                                  830,412                 --
  Income taxes payable                                           7,188          1,086,260
  Other current liabilities                                  1,975,782          1,888,976
                                                         --------------     --------------

               Total current liabilities                    110,918,194        116,505,599

   DEFERRED REVENUE                                         41,207,575         49,155,662
                                                         --------------     --------------

                        Total liabilities                  152,125,769        165,661,261
                                                         --------------     --------------

SHAREHOLDERS' DEFICIT:
  Common Stock; $0.001 par value; 100,000,000 shares
     authorized; 17,993,752 shares issued and
     outstanding as of June 30, 2004 (unaudited) and
     March 31, 2004, respectively                               17,994             17,994
  Additional paid-in capital                                 3,362,359          3,362,359
  Total other comprehensive income                           1,082,298            316,307
  Accumulated deficit                                       (9,463,704)        (8,988,638)
                                                         --------------     --------------

          Total shareholders' deficit                       (5,001,053)        (5,291,978)
                                                         --------------     --------------

                                                         $ 147,124,716      $ 160,369,283
                                                         ==============     ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                                            3

                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                   Three months     Three months
                                                      ended            ended
                                                  June 30, 2004    June 30, 2003
                                                  -------------    -------------
                                                   (Unaudited)      (Unaudited)

NET REVENUE:
  Product sales and network services              $ 26,485,853     $ 28,579,162
  Other on-line services                             5,522,895        4,680,027
                                                  -------------    -------------

          Total                                     32,008,748       33,259,189
                                                  -------------    -------------

COSTS AND EXPENSES:
  Cost of sales                                      7,697,965        7,681,813
  Distributor incentives                            15,852,493       17,343,364
  Selling, general and administrative expenses       7,396,202        5,987,994
                                                  -------------    -------------

          Total costs and expenses                  30,946,660       31,013,171
                                                  -------------    -------------

OPERATING INCOME                                     1,062,088        2,246,018

OTHER (EXPENSE) INCOME, net                            (33,065)         686,895
                                                  -------------    -------------

INCOME BEFORE INCOME TAXES                           1,029,023        2,932,913
                                                  -------------    -------------

INCOME TAXES:
  Current                                               35,356           86,217
  Deferred                                           1,468,733        1,675,870
                                                  -------------    -------------

          Total income taxes                         1,504,089        1,762,087
                                                  -------------    -------------

NET (LOSS) INCOME                                     (475,066)       1,170,826

OTHER COMPREHENSIVE GAIN
   Foreign currency translation                        765,991          363,240
                                                  -------------    -------------

COMPREHENSIVE INCOME                              $    290,925     $  1,534,066
                                                  =============    =============

NET (LOSS) INCOME PER COMMON SHARE,
     Basic                                        $      (0.03)    $       0.07
                                                  =============    =============
     Diluted                                      $      (0.03)    $       0.07
                                                  =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                          17,993,752       17,994,920
                                                  =============    =============
     Diluted                                        17,993,752       17,994,920
                                                  =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             PPOL, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three months      Three months
                                                                        Ended             Ended
                                                                    June 30, 2004     June 30, 2003
                                                                    -------------     -------------
                                                                     (Unaudited)       (Unaudited)
 CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
   Net (loss) income                                                $   (475,066)     $  1,170,826
                                                                    -------------     -------------

   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Depreciation and amortization                                     846,603           429,236
       Loss on sales/disposal of property and equipment                    2,351            61,517
       Deferred income taxes                                           1,468,733         1,675,870

   CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS:
       Restricted Cash - Cube                                        (17,473,584)               --
       Trade accounts receivables                                        (66,377)         (479,675)
       Merchandise inventories                                        (1,697,146)         (446,487)
       Advance payments to related parties                                    --         2,639,707
       Deferred costs                                                  9,267,108        10,431,523
       Prepaid expenses and other                                       (307,817)          733,137

     INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable                                                 (230,627)        1,201,900
       Advances received - Cube                                       17,473,584                 --
       Advances received (paid) (note 4)                             (14,599,581)        1,259,734
       Deferred revenue                                              (12,204,165)      (13,069,708)
       Income taxes payable                                           (1,013,165)         (786,901)
       Other liabilities                                                 153,769           715,343
                                                                    -------------     -------------

           Total adjustments                                         (18,380,314)        4,365,196
                                                                    -------------     -------------

           Net cash (used for) provided by operating activities      (18,855,380)        5,536,022
                                                                    -------------     -------------

 CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
      Purchase of property and equipment                                (156,954)          (47,233)
      Software & software CIP                                         (2,366,738)       (1,593,667)
      Investment in subsidiary                                          (300,000)               --
      Other assets                                                      (260,529)       (1,682,961)
                                                                    -------------     -------------

          Net cash (used for) provided by investing activities        (3,084,221)       (3,323,861)
                                                                    -------------     -------------

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
      Short-term debt                                                  2,736,935                --
      Loan from majority shareholder                                     830,412                --
                                                                    -------------     -------------

          Net cash provided by financing activities                    3,567,347                --
                                                                    -------------     -------------

EFFECTS OF EXCHANGE RATE                                              (1,333,034)         (234,722)
                                                                    -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (19,705,288)        1,977,439
CASH AND CASH EQUIVALENTS, beginning of period                        28,334,777        14,313,063
                                                                    -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                            $  8,629,489      $ 16,290,502
                                                                    =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION -
      Income taxes paid                                             $  1,048,522      $     85,132
                                                                    =============     =============
      Interest paid                                                 $      5,997      $         --
                                                                    =============     =============

      The accompanying notes are an integral part of these consolidated financial statements.

                                                 5

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

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

                  Gatefor, Inc. (Gatefor) was incorporated in Japan on June 16, 2004. PPOL owns 2,000 shares of Gatefor common stock or 100% of the issued and outstanding stock of Gatefor which has 8,000 shares authorized. Gatefor was created to implement the new growth strategy of the Company and will act as the distributor of US and European sourced technologies into Japan.

         BASIS OF PRESENTATION:

                  The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the periods presented herein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2004 and 2003 included in the Company's Form 10-K. The results of the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005.

         RECLASSIFICATIONS:

                  Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation. These reclassifications did not have any effect on previously reported net income or shareholders' deficit.

         PRINCIPLES OF CONSOLIDATION:

                  The consolidated financial statements include accounts of the PPOL, Inc. and its wholly owned subsidiaries, AJOL, Ltd. and Gatefor, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

         NET (LOSS) INCOME PER SHARE:

                  The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding, and diluted net income per share, which is based on weighted average number of common shares outstanding and dilutive potential common shares. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to any convertible notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the 3 months ended June 30, 2004, convertible notes payable has not been included in calculating diluted loss per share because the effect would be antidilutive.

         FORFEITED DISTRIBUTOR COMMISSIONS:

                  In April 2003, the Company amended its policy regarding distributor commissions to state that distributor commissions are not paid out unless they exceed a minimum threshold of approximately $30.00. If a distributor does not attain the minimum commission threshold within one year, then the commissions will be forfeited to the Company. In the quarter ending June 30, 2003, the Company has recognized approximately $714,000 of other income for the write-off of previously accrued distributor commissions that exceeded the one year threshold at March 31, 2003. This amount, related to the change in accounting policy, is included in other income on the statements of income and comprehensive income for the three months ended June 30, 2003. Distributor commissions outstanding greater than one year for the three month periods ended June 30, 2004 and 2003 approximated $365,000 and $148,000, respectively. These amounts are offset against distributor incentives on the statement of income for the three months ended June 30, 2004 and 2003.

         RECENT ACCOUNTING PRONOUNCEMENTS:

                  In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

(2)      RELATED PARTY TRANSACTIONS:

         The following summarizes amounts due from or to Forval and related transaction amounts.

                                                           Three months      Three months
                                                              ended             ended
                                                          June 30, 2004     June 30, 2003
                                                          -------------     -------------
                                                           (Unaudited)       (Unaudited)

                Due to Forval -  convertible debt         $    830,412      $         --

         In June 2, 2004, the Company borrowed 90,000,000 Japanese yen ($830,412 at June 2, 2004) from its majority shareholder, due December 30, 2004, with interest payable at two percent (2%) per annum. The borrowing is unsecured and will automatically convert to common stock at the closing market price on December 29, 2004 if there has been no additional capital contributions between the borrowing and due date.

(3)      INVESTMENT:

         On May 26, 2004, PPOL entered into a stock purchase agreement for an investment of $300,000 in Object Innovation's (hereafter, OI) common stock representing a 15% interest. This investment is classified under Other Assets on the June 30, 2004 balance sheet. A vesting schedule, as defined in the agreement, for the ownership is tied to revenues derived from PPOL's sales of OI products under an exclusive Japan distribution agreement entered into concurrently. If revenue thresholds are not met, OI has the option to repurchase PPOL's investment at face value for the unvested shares. This investment is accounted for under the cost basis method of accounting.

(4)      ADVANCES RECEIVED AND RESTRICTED CASH:

         AJOL had collected monthly cash advance payments from members through a prepayment system known as Cube. These prepayements were accounted for as a liability called Advances Received on AJOL's balance sheet. These advance payments were prepayments for orders that the members would place in the future via the Cube system. There were no restrictions on AJOL's use of this cash. Upon receiving orders from these members for goods or services, the member's account would be charged. On May 28, 2004, AJOL remitted approximately $16.3 million to Kamome Mutual Benefit Association (the Association), an unrelated non-profit membership organization, to administer these advance payments from AJOL members pursuant to the Cube Preservation Agreement (the Agreement) dated May 21, 2004. Subsequently, advance payments from members have been received by the the Association and not AJOL. Only AJOL members or their family may become members of the Association, but are not required to do so.

         The Agreement provides that the Association will provide custodial services over the advances received from AJOL members. It also states that the cash will only be used in satisfaction of orders received from members. The agreement does not provide for the transfer of the liability associated with the Advances Received to Association. Therefore, AJOL now accounts for this cash as restricted cash to be used only in satisfaction of orders received from members.

         The Association is an independent, non-profit membership organization. AJOL has no controlling interest in the Association and the Association does not meet the criteria to be classified as a Variable Interest Entity under FIN 46-Consolidation of Variable Interest Entities. As such, the Company is not required to include the Association into its consolidated financial statements.

(5)      BANK LOAN:

         AJOL drew (Y)300,000,000 (US $2,768,038) on an unsecured bank line of credit which was the maximum borrowing under the line of credit. The line of credit expires on August 31, 2004 and is automatically renewable for successive one year terms. Interest is payable at the annual rate of 1.06% as of June 30, 2004. This line of credit is generally used to finance temporary operating cash requirements. The Company expects to repay this debt within one year.

(6)      DEFERRED REVENUES AND DEFERRED COSTS:

         Activity for deferred revenues and deferred costs are contained in the table below:

                                                      Deferred Costs                    Deferred Revenues
                                              -------------------------------     -------------------------------
                                                 Current         Non-current         Current         Non-current
                                              -------------     -------------     -------------     -------------
         Beginning balance, April 1, 2004     $ 63,159,328      $ 37,042,494      $ 84,644,397      $ 49,155,662
               Additional deferrals             13,310,055         5,133,068        18,413,229         6,575,987
                 Released amounts              (18,177,512)       (9,532,859)      (24,633,242)      (12,560,322)
                  Exchange rate effect          (2,491,169)       (1,478,589)       (3,335,156)       (1,963,752)
                                              -------------     -------------     -------------     -------------

          Ending balance, June 30, 2004       $ 55,800,702      $ 31,164,114      $ 75,089,228      $ 41,207,575
                                              =============     =============     =============     =============

(7)      OTHER ON-LINE SERVICES:

         The Company's wholly owned subsidiary, AJOL, provides certain services to Kamome Mutual Benefit Association (The Association), an unrelated non-profit membership organization. In return, the Association pays AJOL a handling fee which is included in Other on-line services in the Company's income statement. The Association provides insurance services to its members. Only AJOL members and their family may join the Association, but are not required to do so. AJOL earned handling fees from the Association of $2,733,835 and $2,469,764 in the three months ended June 30, 2004 and 2003 respectively.

(8)      SUBSEQUENT EVENTS:

         On July 22, 2004, PPOL extended a working capital loan of approximately $243,000 to its wholly owned subsidiary, Gatefor, Inc. The loan is due and payable back to PPOL on December 30, 2004 with early repayment acceptable upon approval from PPOL. Interest accrues at the rate of 2% per annum and any unpaid, delinquent balance will be assessed a 14.6% penalty.

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

         The Company's revenues are currently derived from the sales of (1) its "MOJICO" hardware, a multifunctional facsimile based machine with networking capabilities, (2) subscriptions to PPOL's proprietary "Pan Pacific Online" interactive database that can only be accessed through it MOJICO hardware and (3) various consumer products that utilize the Company's "Kamome" brand.

         Results of Operations - Three Months Ended June 30, 2004

         PRODUCT SALES AND NETWORK SERVICES. For the three months ended June 30, 2004, revenues of this category have decreased by 7.3% in comparison to the same period of the prior year. The decrease is primarily due to a decline in MOJICO unit sales and corresponding initial Pan Pacific Online subscription fees.

         OTHER ONLINE SERVICES REVENUE. For the three months end June 30, 2004, revenues increased 18.0% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective.

         COST OF SALES. For the three months ended June 30, 2004, the change in cost of sales, expressed as a percentage of sales, increased 0.95% in comparison to the same period of the prior year. The increase is due to the higher costs involved in producing the more advanced MOJICO SF 70 model in comparison to the MOJICO SF 60 in the prior period.

         DISTRIBUTOR INCENTIVES. For the three months ended June 30, 2004, distributor incentives declined by approximately $1.5 million or 8.6% in comparison to the same period of the prior year. The overall decrease in distributor incentives is primarily the result of lower sales in the current period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2004, selling, general and administrative expenses have increased by approximately $1.4 million or 23.5% in comparison to the same period of the prior year. The increase is primarily due the incurrence of approximately $1.1 million of software related research costs to develop its new commission calculation system, order & receiving system and software development for the next generation MOJICO.

         OTHER INCOME. For the three months ended June 30, 2004, other income decreased approximately $720,000 in comparison to the same period of the prior year. Effective in April 2003, the Company revised its commission policy to state that the Company would not pay any commissions less than a minimum threshold of approximately $30.00. If the distributor does not earn the minimum threshold within one year, then the commissions were to be forfeited. The decrease is primarily due to the Company recognizing in April 2003 approximately $714,000 of income associated with commissions that did not meet the minimum threshold of the new commission policy and had been outstanding greater than one year as of March 31, 2003. No material amount of such income was recognized in the current period.

         DEFERRED INCOME TAX EXPENSE. For the three months ended June 30, 2004, deferred income tax expense decreased approximately $207,000 or 12.4% in comparison to the same period of the prior year. The decrease was primarily the result of the decline experienced in deferred costs and deferred revenues associated with the sales of the Company's MOJICO hardware and related Pan Pacific On-line subscription services.

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

         Cash and cash equivalents totaled $8,629,489 and $28,334,777 at June 30, 2004 and March 31, 2004, respectively. Cash (used) provided from operations for the three months ended June 30, 2004 and 2003 was $(18,380,314) and $4,276,288, respectively. The use of cash in operations for the three months ended June 30, 2004 was primarily due to the $17.5 million transfer of cash to Kamome Mutual Benefit Association wherein such cash has now been classified as restricted cash - see note 4 to the financial statements. Cash used for investing activities for the three months ended June 30, 2004 and 2003 was $3,084,221 and $2,064,127, respectively. The cash used for investing activities for the quarter ended June 30, 2004 was primarily for the purchase of software and software in progress. No cash was used for financing activities in the three months ended June 30, 2003. Cash provided by financing activities for the three months ended June 30, 2004 was primarily the result of a bank loan and a short term convertible loan from our majority shareholder, Forval Corporation. This revolving bank credit facility is generally used to finance temporary operating cash requirements and was fully utilized at June 30, 2004. Management believes that cash flow from operations, the revolving credit facility and contemplated financings will adequately meet the working capital needs for the foreseeable future.

         Contractual Obligations

                  The Company's operating lease, purchase, and debt obligations as of June 30, 2004 are as follows:

                                                                Payments due by period
                                         -----------------------------------------------------------------------
                                                                                                        More
                                                        Less than 1        1-3            3-5          than 5
           Contractual obligations          Total          year           years          years          years
           -----------------------       -----------    -----------    -----------    -----------    -----------

         Operating Lease Obligations     $  837,610     $  727,801     $  109,809     $       --     $       --
         Short term loan repayments       3,598,450      3,598,450 (1)         --             --             --
         Service Provider Contracts       1,499,668      1,499,668             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
         Total                           $5,935,728     $5,825,919     $  109,809     $       --     $       --
                                         ===========    ===========    ===========    ===========    ===========

                  The Company projects that it will need to satisfy at least $5.9 million of lease, contract and debt service obligations within the fiscal year ending March 31, 2005.

         Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, impairment of long-lived and intangible assets, depreciation and amortization, financing operations, inventory valuation, income tax and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in the notes to the consolidated financial statements for the years ended March 31, 2004 and 2003 included in our Form 10-K.

---------------
(1) Includes $830,412 of debt payable to Forval Corporation which may be converted into equity. See footnote (2) to the financial statements.

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INVESTMENT IN PRIVATELY HELD COMPANY

         We have invested in a privately held company which can still be considered in the startup or in the development stage. This investment is inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize or may never be fully developed. We could lose our entire initial investment in this company. As of June 30, 2004, this investment was $300,000.

         WE WILL RELY ON THE AVAILABILITY OF THIRD-PARTY LICENSES

         Many of our future products to be sold under our new growth strategy will include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary license would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition.

         LIMITED OPERATING HISTORY

         We have a limited operating history in Japan upon which we can be evaluated. Any investment in us must be considered in light of the risks, expenses and difficulties encountered by companies in the early stage of development in new and rapidly evolving markets, including the risks described herein. There can be no assurances that we will be successful in addressing these risks.

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

         ITEM 1:  LEGAL PROCEEDINGS
                  None

         ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                  None

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

         ITEM 5:  OTHER INFORMATION
                  None

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

                  A - Exhibits:

                  Exhibit 10.1 - LICENSING AND EXCLUSIVE DISTRIBUTION AGREEMENT WITH OBJECT INNOVATION, INC. (PREVIOUSLY FILED WITH THE SEC AS AN EXHIBIT TO THE COMPANY'S FORM 8-K FILED ON JUNE 1, 2004 AND IS INCORPORATED HEREIN BY REFERENCE.

                  Exhibit 31.1 - CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  Exhibit 31.2 - CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  Exhibit 32.1 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OF THE EXCHANGE ACT AND 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                  B - Reports on Form 8-K

                  1. On April 5, 2004, the Company furnished a report on Form 8-K relating to its new growth strategy focused on in-licensing proven and promising information technologies developed in the United states and Europe for introduction to Asia.

                  2. On April 21, 2004, the Company furnished a report on Form 8-K relating to the naming of Mr. Hideo Ohkubo as honorary chairman of PPOL, Inc.

                  3. On April 26, 2004, the Company furnished a report on Form 8-K announcing that Yoshihiro Aota, would step down from the post of President effective April 26, 2004 in order to focus his efforts on AJOL, Co., PPOL's wholly owned subsidiary and that Peter Pomeroy would succeed as president.

                  4. On June 1, 2004, the Company furnished a report on Form 8-K that it had signed a licensing and exclusive distribution agreement on May 26, 2004 with Object Innovation, Inc. Additionally, the Company had made an investment of $300,000 in the form of purchasing 1,500 shares of Object Innovation's common stock, representing 15% of Object Innovation's equity, subject to a certain vesting schedule tied to revenues derived on the sale of the BridgeGate software by PPOL.

                  5. On June 30, 2004, the Company furnished a report on Form 8-K announcing that it has named Mr. Toshiaki Shimojo as Chief Financial Officer and Secretary, effective immediately, replacing Mr. Yoichi Awagakubo.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PPOL, Inc.
                                       -----------------------------------------
                                       (Registrant)

         August 20, 2004               /s/ Hideo Ohkubo
         ---------------               -----------------------------------------
         Date                          Hideo Ohkubo, Chief Executive Officer

         August 20, 2004               /s/ Toshiaki Shimojo
         ---------------               -----------------------------------------
         Date                          Toshiaki Shimojo, Chief Financial Officer