Form 10-Q
period 2004-09-30
PPOL INC
filed 2004-11-24
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2004

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-50065

                                   PPOL, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

       California                                        95-4436774
       ----------                                        ----------
(State of Incorporation)                       (IRS Employer Identification No.)

11661 San Vicente Boulevard, Suite 901, Los Angeles, California        90049
---------------------------------------------------------------        -----
         (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (310) 979-8513
                                                     --------------

1 City Boulevard West, Suite 870, Orange, California                   92868
----------------------------------------------------                   -----
  (Former address of principal executive offices)                    (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]           No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                              17,993,752
-----------------------------                -----------------------------------
          (Class)                            (Outstanding at November 12, 2004.)

                                   PPOL, Inc.
                       2004 Quarterly Report on Form 10-Q
                                Table of Contents

PART 1:                                                                        3
--------------------------------------------------------------------------------

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS 3

Consolidated Balance Sheets as of September 30, 2004 and March 31, 2004        3
Consolidated Statements of Income and Comprehensive Income for the
   Three Months Ended September 30, 2004 and 2003                              4
Consolidated Statements of Income and Comprehensive Income for the
   Six Months Ended September 30, 2004 and 2003                                5
Consolidated Statements of Cash Flows for Six Months Ended
   September 30, 2004 and 2003                                                 6
Notes to Consolidated Financial Statements                                     7
ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                             11
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            14
ITEM 4: CONTROLS AND PROCEDURES 20

PART 2:                                                                       21
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    21
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            21
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      21
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  21
ITEM 5:  OTHER INFORMATION                                                    21
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     23

SIGNATURES                                                                    24
--------------------------------------------------------------------------------

EXHIBITS:                                                                     25
--------------------------------------------------------------------------------
Exhibit 31.1 - CEO Certification                                              25
Exhibit 31.2 - CFO Certification                                              26
Exhibit 32.1 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                     27
Exhibit 99.1 - Revised Letter of Understanding:
               Object Innovation and Gatefor, Inc.                            28

PART 1:
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                                            PPOL, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                   September 30,      March 31,
                                                                        2004              2004
                                                                   --------------   --------------
ASSETS                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $   8,445,406    $  12,083,556
  Restricted cash                                                     18,000,726       16,251,221
  Trade accounts receivable, net of allowance for
     doubtful accounts of $0 (unaudited) and $0                        1,780,891          309,063
  Merchandise inventories                                              1,811,972        2,651,259
  Deferred costs                                                      52,248,209       63,159,328
  Deferred income taxes                                                8,090,944        9,467,524
  Prepaid expenses and other                                             500,599          281,784
                                                                   --------------   --------------

          Total current assets                                        90,878,747      104,203,735

  PROPERTY AND EQUIPMENT, net                                          1,301,990        1,250,975
  SOFTWARE, net                                                        9,814,044        7,444,657
  DEFERRED COSTS                                                      32,539,864       37,042,494
  DEFERRED INCOME TAXES                                                4,992,965        5,494,095
  LEASE DEPOSITS                                                         720,022          766,457
  DEPOSITS                                                             4,000,393        3,984,883
  OTHER ASSETS                                                           512,131          181,987
                                                                   --------------   --------------

              TOTAL ASSETS                                         $ 144,760,156    $ 160,369,283
                                                                   ==============   ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable, including related parties                      $  13,611,114    $  11,281,024
  Advances received - Cube                                            18,000,726       16,251,221
  Advances received                                                    1,046,419        1,353,721
  Deferred revenue                                                    71,067,363       84,644,397
  Due to parent                                                          811,394               --
  Income taxes payable                                                   558,809        1,086,260
  Other current liabilities                                            1,493,916        1,888,976
                                                                   --------------   --------------

          Total current liabilities                                  106,589,741      116,505,599

   DEFERRED REVENUE                                                   43,069,968       49,155,662
   OTHER LIABILITIES                                                      94,320               --
                                                                   --------------   --------------

          Total liabilities                                          149,754,029      165,661,261
                                                                   --------------   --------------

SHAREHOLDERS' DEFICIT:
  Common Stock; $0.001 par value; 100,000,000 shares authorized;
    17,993,752 shares issued and outstanding as of September 30,
    2004 (unaudited) and March 31, 2004, respectively                     17,994           17,994
  Additional paid-in capital                                           3,362,359        3,362,359
  Total other comprehensive income                                     1,523,853          316,307
  Accumulated deficit                                                 (9,898,079)      (8,988,638)
                                                                   --------------   --------------

          Total shareholders' deficit                                 (4,993,873)      (5,291,978)
                                                                   --------------   --------------

              TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT          $ 144,760,156    $ 160,369,283
                                                                   ==============   ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                                                3

                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                   Three months    Three months
                                                      ended            ended
                                                   September 30,   September 30,
                                                       2004             2003
                                                   -------------   -------------
                                                    (Unaudited)     (Unaudited)

NET REVENUE:
   Product sales and network services              $ 26,851,737    $ 28,427,695
   Other on-line services                             5,556,924       4,874,857
   Consulting revenue                                        --         483,858
                                                   -------------   -------------

           Total                                     32,408,661      33,786,410
                                                   -------------   -------------

COSTS AND EXPENSES:
   Cost of sales                                      9,403,238      10,090,801
   Distributor incentives                            15,684,705      15,455,809
   Selling, general and administrative expenses       6,683,613       6,378,653
                                                   -------------   -------------

           Total costs and expenses                  31,771,556      31,925,263
                                                   -------------   -------------

OPERATING INCOME                                        637,105       1,861,147

OTHER EXPENSE, net                                      119,527          46,336
                                                   -------------   -------------

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)            517,578       1,814,811
                                                   -------------   -------------

INCOME TAXES:
   Current                                              542,714       1,361,866
   Deferred                                             408,977      (1,714,437)
                                                   -------------   -------------

           Total income taxes                           951,691        (352,571)
                                                   -------------   -------------

NET (LOSS) INCOME                                      (434,113)      2,167,382

OTHER COMPREHENSIVE GAIN (LOSS)
           Foreign currency translation                 441,555      (1,753,081)
                                                   -------------   -------------

COMPREHENSIVE (LOSS) INCOME                        $      7,442    $    414,301
                                                   =============   =============

NET (LOSS) EARNING PER COMMON SHARE,
      Basic                                        $      (0.02)   $       0.12
                                                   =============   =============
      Diluted                                      $      (0.02)   $       0.12
                                                   =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                          17,993,752      17,994,920
                                                   =============   =============
      Diluted                                        17,993,752      17,994,920
                                                   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                   PPOL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                    Six months      Six months
                                                      ended           ended
                                                   September 30,   September 30,
                                                       2004            2003
                                                   -------------   -------------
                                                    (Unaudited)     (Unaudited)

NET REVENUE:
  Product sales and network services               $ 53,340,901    $ 57,007,051
  Other on-line services                             11,080,452       9,554,690
  Consulting revenue                                         --         483,858
                                                   -------------   -------------

          Total                                      64,421,353      67,045,599
                                                   -------------   -------------

COSTS AND EXPENSES:
  Cost of sales                                      17,104,352      17,772,614
  Distributor incentives                             31,538,651      32,799,173
  Selling, general and administrative expenses       14,237,374      12,366,648
                                                   -------------   -------------

          Total costs and expenses                   62,880,377      62,938,435
                                                   -------------   -------------

OPERATING INCOME                                      1,540,976       4,107,164

OTHER INCOME, net                                         3,425         642,317
                                                   -------------   -------------

INCOME BEFORE INCOME TAX PROVISION                    1,544,401       4,749,481
                                                   -------------   -------------

INCOME TAXES:
  Current                                               576,132       1,449,840
  Deferred                                            1,877,710         (38,567)
                                                   -------------   -------------

          Total income taxes                          2,453,842       1,411,273
                                                   -------------   -------------

NET (LOSS) INCOME                                      (909,441)      3,338,208

OTHER COMPREHENSIVE GAIN (LOSS)
  Foreign currency translation                        1,207,546      (1,389,841)
                                                   -------------   -------------

COMPREHENSIVE INCOME                               $    298,105    $  1,948,367
                                                   =============   =============

NET (LOSS) EARNING PER COMMON SHARE,
     Basic                                         $      (0.05)   $       0.19
                                                   =============   =============
     Diluted                                       $      (0.05)   $       0.19
                                                   =============   =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                           17,993,752      17,994,920
                                                   =============   =============
     Diluted                                         17,993,752      17,994,920
                                                   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                           PPOL, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   Six months      Six months
                                                                     Ended           Ended
                                                                  September 30,   September 30,
                                                                      2004             2003
                                                                  -------------   -------------
                                                                   (Unaudited)      (Unaudited)
 CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
   Net (loss) income                                              $   (909,441)   $  3,338,208
   ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
     PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Depreciation and amortization                                 2,004,642       1,016,122
       Loss on disposals/impairment of software
         & telephone rights                                             24,191          17,589
       (Gain) loss on sales/disposal of property & equipment            (2,671)         62,024
       Deferred income taxes                                         1,877,710         881,132
   CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS:
       Restricted cash                                              (2,763,219)     (1,722,404)
       Trade accounts receivables                                   (1,506,314)       (432,221)
       Merchandise inventories                                         685,898       1,988,800
       Advance payments to related parties                                  --       1,134,765
       Deferred costs                                                9,442,704      10,615,366
       Prepaid expenses and other                                     (569,612)        474,337
       Net decrease in lease deposits                                       --         675,285
     INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable                                              3,040,604       1,179,659
       Advances received - Cube                                      2,763,219       1,722,404
       Advances received                                              (227,690)     (1,004,034)
       Deferred revenue                                            (11,679,758)    (12,760,486)
       Income taxes payable                                           (455,541)        563,426
       Other current liabilities                                      (318,036)        827,018
       Other liabilities                                                16,048         119,231
                                                                  -------------   -------------

           Total adjustments                                         2,332,175       5,358,013
                                                                  -------------   -------------

           Net cash (used for) provided by operating activities      1,422,734       8,696,221
                                                                  -------------   -------------

 CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Purchase of property and equipment                              (287,604)     (4,223,090)
      Software & Software CIP                                       (4,457,039)             --
                                                                  -------------   -------------

          Net cash used for investing activities                    (4,744,643)     (4,223,090)
                                                                  -------------   -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Loan from majority shareholder                                   811,394              --
      Investment in subsidiary                                        (300,000)             --
                                                                  -------------   -------------

          Net cash provided by financing activities                    511,394              --
                                                                  -------------   -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS            (827,635)       (612,647)
                                                                  -------------   -------------

NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS               (3,638,150)      3,860,484
CASH AND CASH EQUIVALENTS, beginning of period                      12,083,556       5,102,435
                                                                  -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                          $  8,445,406    $  8,962,919
                                                                  =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION -
      Income taxes paid                                           $  1,175,535    $      2,477
                                                                  =============   =============
      Interest paid                                               $     19,964    $          5
                                                                  =============   =============

    The accompanying notes are an integral part of these consolidated financial statements.
                                               7

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION:

         PPOL, Inc. ("PPOL" or the Company) (formerly Diversified Strategies, Inc.), incorporated on May 19, 1993 in California, is primarily engaged in sales of multi-functional telecommunications equipment called MOJICO. The Company distributes MOJICO throughout Japan through a network marketing system. The Company has a network of registered distributors located throughout Japan that introduce purchasers to the Company. The Company operates in one operating segment.

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

     BASIS OF PRESENTATION:

         The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2004 and 2003 included in the Company's Form 10-K. The results of the six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005.

     RECLASSIFICATIONS:

         Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations.

     PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include accounts of PPOL, Inc. and its wholly owned subsidiaries, AJOL, Ltd. and Gatefor, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

     NET (LOSS) INCOME PER SHARE:

         The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding, and diluted net income per share, which is based on weighted average number of common shares outstanding and dilutive potential common shares. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to any convertible notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the 3 and 6 months ended September 30, 2004, convertible notes payable has not been included in calculating diluted loss per share because the effect would be antidilutive. Additionally, all of the 1,220,000 issued and outstanding common stock options have also been excluded as they would have an antidilutive effect.

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

     COMPUTER SOFTWARE:

         Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability.

         Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

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

(2)  RELATED PARTY TRANSACTIONS:

         The following summarizes amounts due from or to Forval and related transaction amounts.

                                                   September 30,   September 30,
                                                        2004           2003
                                                   --------------  -------------
                                                    (Unaudited)     (Unaudited)

             Due to Forval - convertible debt      $     811,394   $        --

         In June 2004, the Company borrowed $811,394 (90,000,000 Japanese yen) from its majority shareholder, due December 30, 2004, with interest payable at two percent (2%) per annum. The borrowing will automatically convert to common stock at the closing market price on December 29, 2004 if there has been no additional capital contributions between the borrowing and due date.

(3)  INVESTMENT:

         On May 26, 2004, PPOL entered into a stock purchase agreement for an investment of $300,000 in Object Innovation's (hereafter, OI) common stock representing a 15% interest. This investment is classified under Other Assets on the September 30, 2004 balance sheet. A vesting schedule, as defined in the agreement, for the ownership is tied to revenues derived from PPOL's sales of OI products under an exclusive Japan distribution agreement entered into concurrently. If revenue thresholds are not met, OI has the option to repurchase PPOL's investment at face value for the unvested shares. The Company accounts for this investment under the cost method of accounting.

(4)  ADVANCES RECEIVED AND ADVANCES RECEIVED-CUBE:

         AJOL had collected advance payments from distributors. Upon receiving orders from these distributors for goods or services, the distributor's account would be charged. On May 28, 2004, AJOL remitted approximately $16.3 million to Kamome Benefit Club, an unrelated non-profit organization, to administer the advance payments and orders from distributors which were maintained through a system known as "Cube." The effect of this transaction reduced Cash and Advances Received (a liability) by approximately $16.3 million while simultaneously increasing Restricted Cash and Advances Received - Cube (a liability). Future advance Payments, which increase Restricted Cash and Advances Received-Cube, and orders, which decrease Restricted Cash and Advances Received-Cube, from distributors will be received by the Kamome Benefit Club and not AJOL. A portion of Advances Received are still under a liability to AJOL as those advances were made under agreements directly with AJOL and not with the Kamome Benefit Club.

(5)  DEFERRED REVENUES AND DEFERRED COSTS:

         Activity for deferred revenues and deferred costs are contained in the table below:

                                               Deferred Costs              Deferred Revenues
                                     -----------------------------   -----------------------------
                                        Current       Non-current      Current        Non-current
                                     -------------   -------------   -------------   -------------
Beginning balance, April 1, 2004     $ 63,159,328    $ 37,042,494    $ 84,644,397    $ 49,155,662
   Additional deferrals                10,019,669      14,793,701      15,154,362      19,428,598
   Released amounts                   (17,179,857)    (17,076,216)    (23,693,353)    (22,569,365)
   Exchange rate effect                (3,750,931)     (2,220,115)     (5,038,043)     (2,944,927)
                                     -------------   -------------   -------------   -------------

Ending balance, September 30, 2004   $ 52,248,209    $ 32,539,864    $ 71,067,363    $ 43,069,968
                                     =============   =============   =============   =============

(6)  COMMITMENTS & CONTINGENCIES:

         In August 2004, the Company, through its wholly owned subsidiary Gatefor, Inc., executed a Revised Letter of Understanding (the "Letter") pursuant to the Common Stock Purchase Agreement (the "Agreement") with Object Innovation, Inc. The Letter amends certain licensing terms of the Agreement. The Letter also defines 3 milestones which Object Innovation, Inc. must meet in order to receive 3 payments of $60,000 each from the Company. These payments are to cover localization work performed by Object Innovation to prepare its Bridgegate software for the Japanese market and to purchase co-ownership intellectual property rights in the Japanese version of Bridgegate software. As of September 30, 2004, two of the three milestones were achieved by Object Innovation for which they received payment from the Company. The two payments made to Objective Innovation, Inc. through September 30, 2004 were capitalized under Software. When the final milestone is achieved, the entire capitalized Software cost will be amortized in accordance with SFAS 86. The Company still had a commitment of $60,000 to Object Innovation for the final milestone as of September 30, 2004. Additionally, the Letter provides that commencing on the first month following completion of the third milestone, the Company will pay Object Innovation $9,000 per month until April 2005 and $15,000 per month thereafter until the Company's subsidiary, Gatefor, Inc., becomes a publicly traded company. These payments are intended to allow Object Innovation to add additional staff to support sales in Japan through Gatefor. The Letter also provides for the issuance of stock warrants by Gatefor, Inc. to Object Innovation equal to 5% of Gatefor, Inc.'s currently issued equity. Because the terms of this warrant are unspecified in the Letter, the Company is currently unable to calculate a value of the warrants under the Black-Scholes or other valuation model. Therefore any effect to expenses by this warrant is not ascertainable at this time. However, the Company believes that the financial position and results of operations of the Company will not be materially affected once the terms of the warrant is defined and a valuation is determined.

         On October 5, 2004, the Board of Directors of the Company authorized its Audit Committee to retain independent legal counsel to investigate and study internet rumors and other matters relating to the business operations of AJOL, Co., Ltd. ("AJOL"). Counsel completed their inquiry and report thereon (the "Report") on November 8, 2004. The Report found that the present manner in which AJOL conducts its business does not violate Japanese law.

(7)  SUBSEQUENT EVENTS:

         In October 2004, the Company borrowed an additional amount of approximately $2.3 million (250,000,000 Japanese Yen) from its majority shareholder, Forval Corporation for working capital purposes. Interest accrues at the rate of 2% per annum and the loan, which is unsecured, is due and payable on March 31, 2005.

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

Overview

PPOL, Inc., a California corporation, conducts its business primarily though it's wholly owned Japanese subsidiary, AJOL, Ltd., a Japanese corporation (hereafter, collectively referred to as PPOL or the "Company.") At the present time, the Company has administrative functions occurring in California, but does not otherwise have any business in the US.

The Company's revenues are currently derived from the sales of (1) its "MOJICO" hardware, a multifunctional facsimile based machine with networking capabilities, (2) subscriptions to PPOL's proprietary "Pan Pacific Online" interactive database that can only be accessed through its MOJICO hardware and
(3) various consumer products that utilize the Company's "Kamome" brand.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

PRODUCT SALES AND NETWORK SERVICES. For the three months ended September 30, 2004, revenues of this category have decreased by 5.5% in comparison to the same period of the prior year. The decrease is primarily due to a decline in MOJICO unit sales and corresponding new members and initial Pan Pacific Online subscription fees.

OTHER ONLINE SERVICES REVENUE. For the three months ended September 30, 2004, revenues increased 14.0% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective.

COST OF SALES. For the three months ended September 30, 2004, the cost of sales expressed as a percentage of sales remained consistent with that of the same period of the prior year.

DISTRIBUTOR INCENTIVES. For the three months ended September 30, 2004, distributor incentives increased by approximately 1.5% in comparison to the same period of the prior year. The overall increase in distributor incentives is primarily the result of the product mix sold in the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended September 30, 2004, selling, general and administrative expenses have increased by approximately $0.4 million or 6.7% in comparison to the same period of the prior year. The increase was primarily due to costs incurred by the Company's new Gatefor subsidiary, which is currently localizing BridgeGate software for sale in Japan. The BridgeGate software was licensed in June 2004 from Object Innovation, Inc.

CURRENT INCOME TAX EXPENSE - For the three months ended September 30, 2004, current income tax expense decreased approximately $819,000 from the same period of the prior year primarily from the decline in income. The effective tax rate, expressed as a percentage of income before income taxes was 105% vs. 75% in the same period of the prior year. The increase is due to (1) non-deductible expenses, for tax reporting purposes, which did not decline proportionate to the decline in pretax income, (2) head office expenses and start-up expenses incurred by Gatefor, our subsidiary in the development stage, which could not be consolidated with income from our operating subsidiary, and offset by (a) a decline in revenues we were required to recognize earlier under Japanese tax regulations than under US generally accepted accounting principles, and (b) absence, in the current period, of prior model MOJICO units writeoff that are not deductible until disposed of for tax purposes.

DEFERRED INCOME TAX EXPENSE. For the three months ended September 30, 2004, deferred income tax expense increased approximately $2.1 million over the same period of the prior year. The increase was primarily the result of the decline experienced in deferred costs and deferred revenues associated with the sales of the Company's MOJICO hardware and related Pan Pacific On-line subscription services in addition to other timing differences such as accrued vacation, depreciation and director bonuses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

PRODUCT SALES AND NETWORK SERVICES. For the six months ended September 30, 2004, revenues of this category have decreased by 6.4% in comparison to the same period of the prior year. The decrease is primarily due to a decline in MOJICO unit sales and corresponding new members and initial Pan Pacific Online subscription fees.

OTHER ONLINE SERVICES REVENUE. For the six months end September 30, 2004, revenues increased 16.0% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective.

COST OF SALES. For the six months ended September 30, 2004, the cost of sales expressed as a percentage of sales remained consistent with that of the same period of the prior year.

DISTRIBUTOR INCENTIVES. For the six months ended September 30, 2004, distributor incentives decreased by approximately 3.8% in comparison to the same period of the prior year. The overall decrease in distributor incentives is primarily the result of lower sales in the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the six months ended September 30, 2004, selling, general and administrative expenses have increased by approximately $2.0 million or 16.1% in comparison to the same period of the prior year. The increase is primarily due to the incurrence of software related research costs to develop its new commission calculation system, order & receiving system and to the costs incurred by the Company's new Gatefor subsidiary, which is currently localizing BridgeGate software for sale in Japan.

OTHER INCOME. For the six months ended September 30, 2004, other income decreased by approximately $639,000 in comparison to the same period of the prior year. Effective in April 2003, the Company revised its commission policy to state that the Company would not pay any commissions less than a minimum threshold of approximately $30.00. If the distributor does not earn the minimum threshold within one year, then the commissions were to be forfeited. The decrease is primarily due to the Company recognizing in April 2003 approximately $714,000 of income associated with commissions that did not meet the minimum threshold of the new commission policy and had been outstanding greater than one year as of March 31, 2003. No material amount of such income was recognized in the current period.

CURRENT INCOME TAX EXPENSE - For the six months ended September 30, 2004, current income tax expense decreased approximately $874,000 from the same period of the prior year primarily from the decline in income. The effective tax rate, expressed as a percentage of income before income taxes was 37% vs. 31% in the same period of the prior year. The increase is due to (1) non-deductible expenses, for tax reporting purposes, which did not decline proportionate to the decline in pretax income, (2) head office expenses and start-up expenses incurred by Gatefor, our subsidiary in the development stage, which could not be consolidated with income from our operating subsidiary, and offset by (a) a decline in revenues we were required to recognize earlier under Japanese tax regulations than under US generally accepted accounting principles, and (b) absence, in the current period, of prior model MOJICO units writeoff that are not deductible until disposed of for tax purposes.

DEFERRED INCOME TAX EXPENSE. For the six months ended September 30, 2004, deferred income tax expense increased by approximately $1.9 million in comparison to the same period of the prior year. The increase was primarily the result of the activity associated with deferred costs and deferred revenues of the Company's MOJICO hardware and related Pan Pacific On-line subscription services.

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

Cash and cash equivalents totaled $8,445,406 and $12,083,556 at September 30, 2004 and March 31, 2004, respectively. Cash provided from operations for the six months ended September 30, 2004 and 2003 was $1,422,734 and $8,696,221,
respectively. Cash used for investing activities for the six months ended September 30, 2004 and 2003 was $4,744,643 and $4,223,090, respectively. The cash used for investing activity for the six months ended September 2004 was primarily for the purchase of software and software in progress. Cash provided by financing activities for the six months ended September 30, 2004 was the result of a short term convertible loan obtained from our majority shareholder, Forval Corporation, netted with an investment in a subsidiary. No cash was used for financing activities in the six months ended September 30, 2003.
Management believes that cash flow from operations and the revolving credit facility will adequately meet the working capital needs for the foreseeable future.

     Contractual Obligations

         The Company's operating lease & purchase obligations as of September 30, 2004 are as follows:

                                                    Payments due by period
                              -----------------------------------------------------------------
                                                                                       More
                                           Less than 1      1-3           3-5         than 5
Contractual obligations          Total        year         years         years         years
-----------------------       -----------  -----------  -----------   -----------   -----------
Operating Lease Obligations   $   45,000   $   41,250   $    3,750    $       --    $       --
Capital Lease Obligations        116,902       22,257       94,645            --            --
Service Provider Contracts     1,035,379      974,119       61,260            --            --
Loan repayments  to parent       811,394      811,394           --            --            --
                              -----------  -----------  -----------   -----------   -----------
Total                         $2,008,675   $1,849,020   $  159,655   $        --    $       --
                              ==========   ==========   ==========   ============   ===========

The Company projects that it will need to satisfy at least $2.0 million of lease and contract obligations within the twelve months following September 30, 2004.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT IN PRIVATELY HELD COMPANY

We have invested in a privately held company which can still be considered in the startup or in the development stage. This investment is inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize or may never be fully developed. We could lose our entire initial investment in this company. As of September 30, 2004, this investment was $300,000.

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

TECHNOLOGICAL CHANGES OF THE MESSAGING AND COMMUNICATIONS INDUSTRY

The messaging and communications industry is characterized by rapid technological changes, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete.

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

ITEM 1: LEGAL PROCEEDINGS
        None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5: OTHER INFORMATION
        On October 5, 2004, the Board of Directors of the Company authorized its Audit Committee to retain an independent third party to investigate and study internet rumors and other matters relating to the business operations of AJOL Co., Ltd. ("AJOL"). Independent Japanese counsel was retained by the Company in the foregoing regard. Counsel completed his inquiry and report thereon (the "Report") on November 8, 2004. Counsel's Report was considered by the full Board at its special meeting on November 12, 2004.

        The Report stated that AJOL's marketing system is designated in Japan as "Rensa Torihiki," which means multi-level marketing. The Report confirmed that AJOL's multi-level marketing strategies are regulated by the Tokutei Shotorihiki Act (the "Act") in Japan. The Report stated that certain lawsuits have been filed against AJOL based upon claims that the business of AJOL is being conducted in breach of the Act or public policy, or constitutes fraud. The Report also suggested that certain alleged communications made by representatives and members of AJOL to induce new members may have been exaggerated or misleading. The Report also stated that many complaints and criticisms about the business of AJOL are based on alleged communications that membership in AJOL will provide ongoing profit without fail. The Report, however, stated that no judgment has been entered against the Company with respect to any lawsuits or claims, and that, to the contrary, the Fukuoka High Court ruled on August 27, 2004, that the business of AJOL was not in breach of the Act, and that the agreements between AJOL and its members were legally binding.

        The Report also stated that the Act was revised on May 12, 2004, effective November 11, 2004. Pursuant to revisions under the Act, the Report states that AJOL must disclose any intention to induce proposed AJOL members to purchase Mojico, may not give false information about the price of products and services provided by AJOL, may not induce the purchase of Mojico at any place exclusive of the general public unless the prospective member is informed that any meeting is to induce purchases of Mojico. The revised Act also provides that AJOL must accept cancellation of an agreement in the event such agreement was offered or accepted due to a misunderstanding. Additionally, any member of AJOL shall be free to terminate his or her relationship with AJOL indefinitely under certain conditions.

        The Report found that the present manner in which AJOL conducts its business will not violate the revised Act, although, the Report points out that inasmuch as the revised Act would be more severe, it could make it difficult for AJOL to conduct its business in the future.

        After considering the Report, the Board resolved at its November 12, 2004, meeting further to investigate and study matters raised in the Report, and if necessary, to take immediate corrective action, where appropriate.

        At its November 12, 2004, special meeting, the Board also considered a proposal by Leo Global Fund ("Leo") to acquire 2,500,000 newly issued shares of common stock of the Company at a price of $4.00 per share for an aggregate investment of $10,000,000. The only condition in connection with Leo's proposed investment is that the Company seek listing of its securities on the AMEX national securities exchange and thereafter on NASDAQ. In considering Leo's proposal, the Board noted that it continues to evaluate and re-evaluate strategies and options to maximize the value of the Company's core asset, AJOL, including, without limitation, the merits and benefits of a merger or acquisition, the sale of AJOL, diversification of the Company's asset base, as well as infusions of additional equity. The Board also noted that it continues to evaluate its options and strategies in the context of achieving listing of its securities on NASDAQ, AMEX or other national securities exchanges, and also in the context of avoiding, if possible, or limiting unnecessary dilution to the Company's shareholders. No assurances can be provided that any of the foregoing options and strategies or listing efforts will prove to be successful. Further, the Board determined to defer any decision on the acceptance of Leo's investment proposal pending further consideration and analysis of Leo's offer in the context of the Report.

        In the Company's form 8-K filed on June 1, 2004, the Company disclosed that it had entered into a licensing and exclusive distribution agreement with Object Innovation, Inc., providing for, among other things, the Company's right to license and distribute Object Innovation's BridgeGate software in Japan. By that certain Revised Letter of Understanding, dated August 11, 2004, the Company's agreement with Object Innovation was revised by, among other things, an assignment of the original agreement to the Company's wholly-owned subsidiary, GateFor, Inc. A copy of the Revised Letter of Understanding is attached to this Form 10-Q as Exhibit 99.1

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

A - Exhibits:

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

B - Reports on Form 8-K

         1. On July 13, 2004, the Company furnished a report on Form 8-K relating to the addition of four new independent board members: Mr. Robert Brasch, Mr. Naota Hamaguchi, Mr. Lowell Hattori and Mr. Yoshikazu Ohashi.

         2. On July 26, 2004, the Company furnished a report on Form 8-K relating to the resignation of its president, Mr. Peter Pomeroy.

         3. On November 1, 2004, the Company furnished a report on Form 8-K announcing the relocation of US corporate headquarters to Los Angeles.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PPOL, Inc.
                                       -----------------------------------------
                                       (Registrant)

November 18, 2004                      /s/ Hideo Ohkubo
-----------------                      -----------------------------------------
Date                                   Hideo Ohkubo, Chief Executive Officer

November 18, 2004                      /s/ Toshiaki Shimojo
-----------------                      -----------------------------------------
Date                                   Toshiaki Shimojo, Chief Financial Officer