Form 10-Q
period 2004-12-31
PPOL INC
filed 2005-02-15
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2004

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

         Yes [X]           No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                           17,993,752
-----------------------------                 ----------------------------------
          (Class)                            (Outstanding at February 14, 2005.)

                                   PPOL, Inc.
                       2004 Quarterly Report on Form 10-Q
                                Table of Contents


PART 1:                                                                       3
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                    3
Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004        3
Consolidated Statements of Operations and Comprehensive Income for the
    Three Months Ended December 31, 2004 and 2003                             4
Consolidated Statements of Income and Comprehensive Income for the
    Nine Months Ended December 31, 2004 and 2003                              5
Consolidated Statements of Cash Flows for the Nine Months Ended
    December 31, 2004 and 2003                                                6
Notes to Consolidated Financial Statements                                    7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                13
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           16
ITEM 4:  CONTROLS AND PROCEDURES                                              22

PART 2:                                                                       22
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    22
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            22
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      22
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22
ITEM 5:  OTHER INFORMATION                                                    22
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     23

SIGNATURES                                                                    24
--------------------------------------------------------------------------------

EXHIBITS:                                                                     25
--------------------------------------------------------------------------------

Exhibit 31.1 - CEO Certification                                              25
Exhibit 31.2 - CFO Certification                                              26
Exhibit 32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002                                                    27


PART 1:
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                                                  PPOL, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31, 2004     March 31, 2004
                                                                      --------------      --------------
ASSETS                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                           $   7,715,570       $  12,083,556
  Trade accounts receivable                                               1,280,118             309,063
  Merchandise inventories                                                 2,435,891           2,651,259
  Deferred costs                                                         51,774,889          63,159,328
  Deferred income taxes                                                   8,298,701           9,467,524
  Prepaid expenses and other                                                888,613             281,784
                                                                      --------------      --------------
               Total current assets                                      72,393,782         87,952,514

  RESTRICTED CASH                                                        20,652,302          16,251,221
  PROPERTY AND EQUIPMENT, net                                             1,194,096           1,250,975
  SOFTWARE, net                                                          10,599,738           7,444,657
  DEFERRED COSTS                                                         33,617,164          37,042,494
  DEFERRED INCOME TAXES                                                   5,125,294           5,494,095
  LEASE DEPOSITS                                                            873,536             766,457
  DEPOSITS                                                                4,502,799           3,984,883
  OTHER ASSETS                                                              423,742             181,987
                                                                      --------------      --------------
                        TOTAL ASSETS                                  $ 149,382,453       $ 160,369,283
                                                                      ==============      ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable, including related parties                         $  10,677,590       $  11,281,024
  Advances received                                                       3,017,296           1,353,721
  Deferred revenue                                                       71,505,438          84,644,397
  Due to majority shareholder                                             3,311,985                  --
  Income taxes payable                                                        5,514           1,086,260
  Other current liabilities                                               1,684,331           1,888,976
                                                                      --------------      --------------
               Total current liabilities                                90,202,154         100,254,378

   DEFERRED REVENUE                                                      44,712,399          49,155,662
   ADVANCES RECEIVED - CUBE                                              20,652,302          16,251,221
   CAPITAL LEASE OBLIGATIONS                                                 94,320                  --
                                                                      --------------      --------------
                        Total liabilities                               155,661,175         165,661,261
                                                                      --------------      --------------

SHAREHOLDERS' DEFICIT:
  Common Stock; $0.001 par value; 100,000,000 shares authorized;
     17,993,752 shares issued and outstanding as of December 31,
     2004 (unaudited) and March 31, 2004, respectively                       17,994              17,994
  Additional paid-in capital                                              3,362,359           3,362,359
  Total other comprehensive income                                          264,389             316,307
  Accumulated deficit                                                    (9,923,464)         (8,988,638)
                                                                      --------------      --------------
          Total shareholders' deficit                                    (6,278,722)         (5,291,978)
                                                                      --------------      --------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $ 149,382,453       $ 160,369,283
                                                                      ==============      ==============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.


                                        PPOL, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                 Three months ended  Three months ended
                                                 December 31, 2004   December 31, 2003
                                                 -----------------   -----------------
                                                     (Unaudited)        (Unaudited)
NET REVENUE:
  Product sales and network services                $ 25,906,504       $ 29,540,639
  Other on-line services                               5,914,417          4,916,892
                                                    -------------      -------------

          Total                                       31,820,921         34,457,531
                                                    -------------      -------------

COSTS AND EXPENSES:
  Cost of sales                                        9,358,981          7,598,685
  Distributor incentives                              15,336,634         17,505,163
  Selling, general and administrative expenses         7,333,691          5,854,820
                                                    -------------      -------------

          Total costs and expenses                    32,029,306         30,958,668
                                                    -------------      -------------

OPERATING (LOSS) INCOME                                 (208,385)          3,498,863

OTHER EXPENSE, net                                      (245,822)            (6,688)
                                                    -------------      -------------

(LOSS) INCOME BEFORE INCOME TAX PROVISION               (454,207)         3,492,175
                                                    -------------      -------------

INCOME TAXES (BENEFIT):
  Current                                                (88,736)          (279,512)
  Deferred                                              (340,086)         1,224,161
                                                    -------------      -------------

          Total income taxes                            (428,822)           944,649
                                                    -------------      -------------

NET (LOSS) INCOME                                        (25,385)          2,547,526

OTHER COMPREHENSIVE GAIN (LOSS)
          Foreign currency translation                 1,259,464            (69,213)
                                                    -------------      -------------
COMPREHENSIVE INCOME                                $  1,234,079       $  2,478,313
                                                    =============      =============

NET (LOSS) EARNINGS PER COMMON SHARE,
     Basic                                          $     (0.001)       $       0.14
                                                    =============      =============
     Diluted                                        $     (0.001)       $       0.14
                                                    =============      =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                            17,993,752         17,993,908
                                                    =============      =============
     Diluted                                          17,993,752         17,993,908
                                                    =============      =============

                   The accompanying notes are an integral part of these
                            consolidated financial statements.


                                        PPOL, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                  Nine months ended   Nine months ended
                                                  December 31, 2004   December 31, 2003
                                                  -----------------   -----------------
                                                      (Unaudited)         (Unaudited)
NET REVENUE:
  Product sales and network services                $  79,247,405       $  86,473,350
  Other on-line services                               16,994,869          14,459,798
  Consulting revenue                                           --             483,858
                                                    --------------      --------------
          Total                                        96,242,274         101,417,006
                                                    --------------      --------------

COSTS AND EXPENSES:
  Cost of sales                                        26,463,333          25,421,127
  Distributor incentives                               46,875,285          50,295,825
  Selling, general and administrative expenses         21,571,065          18,237,187
                                                    --------------      --------------

          Total costs and expenses                     94,909,683          93,954,139
                                                    --------------      --------------

OPERATING INCOME                                        1,332,591           7,462,867

OTHER (EXPENSE) INCOME, net                              (242,397)            708,593
                                                    --------------      --------------

INCOME BEFORE INCOME TAX PROVISION                      1,090,194           8,171,460
                                                    --------------      --------------

INCOME TAXES:
  Current                                                 487,396           1,214,872
  Deferred                                              1,537,624           1,185,594
                                                    --------------      --------------

          Total income taxes                            2,025,020           2,400,466
                                                    --------------      --------------

NET (LOSS) INCOME                                        (934,826)          5,770,994

OTHER COMPREHENSIVE LOSS
  Foreign currency translation                            (51,918)         (2,299,552)
                                                    --------------      --------------

COMPREHENSIVE (LOSS) INCOME                         $    (986,744)      $   3,471,442
                                                    ==============      ==============

NET (LOSS)EARNINGS PER COMMON SHARE,
     Basic                                          $       (0.05)      $        0.32
                                                    ==============      ==============
     Diluted                                        $       (0.05)      $        0.32
                                                    ==============      ==============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                             17,993,752          17,994,586
                                                    ==============      ==============
     Diluted                                           17,993,752          17,994,586
                                                    ==============      ==============


                   The accompanying notes are an integral part of these
                            consolidated financial statements.


                                                  PPOL, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine months       Nine months
                                                                        ended             ended
                                                                  December 31, 2004  December 31, 2003
                                                                    -------------      -------------
                                                                     (Unaudited)        (Unaudited)
 CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
   Net (loss) income                                               $   (934,826)      $  5,770,994
   ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
     PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                   3,040,118          1,801,359
      (Gain) loss on sales/disposal of property and equipment           (20,835)           101,905
      Deferred income taxes                                           1,537,624          1,185,594
   CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS:
      Restricted cash                                                (4,019,876)        (3,695,630)
      Trade accounts receivable                                        (929,701)          (590,770)
      Merchandise inventories                                            72,138            763,736
      Advance payments to related parties                                    --          3,587,293
      Deferred costs                                                 15,095,110         18,084,297
      Prepaid expenses and other                                     (1,139,721)           583,247
     INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable                                                 (673,645)         3,304,435
      Advances received                                               1,568,066           (450,801)
      Advances received - Cube                                        4,019,876          3,695,630
      Deferred revenue                                              (18,061,854)       (23,343,655)
      Income taxes payable                                           (1,031,391)          (900,631)
      Other current liabilities                                         (86,430)           (11,584)
                                                                   -------------      -------------
           Total adjustments                                           (630,518)        14,114,425
                                                                   -------------      -------------

           Net cash (used) provided by operating activities          (1,565,347)         9,885,419
                                                                   -------------      -------------

 CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Purchase of property and equipment                                (369,645)        (2,726,558)
     Software and software CIP                                       (5,704,779)
     Proceeds from sales of property and equipment                      338,824
     Other assets                                                       309,763         (4,151,968)
                                                                   -------------      -------------

          Net cash used for investing activities                     (5,427,837)        (6,878,526)
                                                                   -------------      -------------
NET CASH PROVIDED (USED FOR) FINANCING ACTIVITIES:
     Loan from majority shareholder                                   3,297,769                 --
     Fractional share liquidation                                            --             (4,799)
                                                                   -------------      -------------

          Net cash provided (used) for financing activities           3,297,769             (4,799)
                                                                   -------------      -------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS            (672,571)           556,027
                                                                   -------------      -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (4,367,986)         3,558,121
CASH AND CASH EQUIVALENTS, beginning of period                       12,083,556          5,102,435
                                                                   -------------      -------------

CASH AND CASH EQUIVALENTS, end of period                           $  7,715,570       $   8,660,556
                                                                   =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION -
     Income taxes paid                                             $  1,643,634       $  2,230,720
                                                                   =============      =============
     Interest paid                                                 $     24,446       $      5,484
                                                                   =============      =============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION:

                  PPOL, Inc. ("PPOL" or "the Company") (formerly Diversified Strategies, Inc.), incorporated on May 19, 1993 in California. On August 15, 2002, the Company amended its articles of incorporation to increase its authorized shares of common stock from 10,000,000 to 100,000,000, change its name to PPOL, Inc. and effected a 1 for 7 reverse stock split. All share data presented in these consolidated financial statements reflect the reverse stock split.

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

                  AJOL is primarily engaged in sales of multi-functional telecommunications equipment called MOJICO. AJOL distributes MOJICO throughout Japan through a network marketing system and has a network of registered distributors located throughout Japan that introduce purchasers to AJOL. Using MOJICO, AJOL provides original telecommunication services called "Pan Pacific Online," including MOJICO bulletin board and mail services. AJOL also provides various other on-line services through Pan Pacific Online such as ticket and mail-order services. These sales and services are provided in Japan.

                  Gatefor, Inc. (Gatefor), a wholly owned subsidiary of PPOL, was incorporated in Japan on June 16, 2004. The Company owned 6,000 shares or 100% of the issued and outstanding stock of Gatefor. Gatefor amended its articles of incorporation to increase its authorized shares of common stock from 8,000 to 45,000 shares, and the Company acquired an additional 24,000 shares in October 2004. As a result, the Company, as of December 31, 2004, owns 30,000 shares or 100% of the issued and outstanding common stock of Gatefor.

                  Gatefor was created to implement the new growth strategy of the Company and will act as the distributor of US and European sourced technologies into Japan. Gatefor introduced its products of BridgeGate software and File Shelter software to the market in Japan in November 2004.


         BASIS OF PRESENTATION:

                  The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2004 and 2003 included in the Company's Form 10-K. The results of the nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005.

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

         NET (LOSS) INCOME PER SHARE:

                  The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding, and diluted net income per share, which is based on weighted average number of common shares outstanding and dilutive potential common shares. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to any convertible notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended December 31, 2004, all of the 1,220,000 issued and outstanding common stock options have also been excluded as they would have an antidilutive effect.

         COMPUTER SOFTWARE:

                  Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability.

                  Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

         RECENT ACCOUNTING PRONOUNCEMENTS:

                  In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This Statement amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS 123(R).

(2)      RELATED PARTY TRANSACTIONS:

         The following summarizes amounts due to Forval and related transaction amounts.


                                                 December 31,    March 31,
                                                     2004            2004
                                              --------------------------------
                                                  (Unaudited)    (Unaudited)

                Due to Forval - Principal          $3,298,000          --
                Due to Forval - Interest              $14,000          --
                Due to Forval - Total              $3,312,000          --


         In June 2004, the Company borrowed (Y)90,000,000 Japanese yen (approximately $873,000 at current exchange rate) from its majority shareholder Forval, due December 30, 2004, with interest payable at two percent (2%) per annum. The borrowing would have been automatically converted to common stock at the closing market price on December 29, 2004 if there had been no additional capital contributions between the borrowing and due date. However, the loan agreement was amended on October 14, 2004 and the due date was extended to March 31, 2005. Under the amended loan agreement, the convertible feature was cancelled.

         In October 2004, the Company borrowed an additional (Y)250,000,000 Japanese yen (approximately $2,425,000 at current exchange rate) from Forval to accommodate Gatefor's working capital needs. This loan is also due and payable on March 31, 2005, with interest payable at two percent (2%) per annum.


(3)      SEGMENT INFORMATION:

         With the new activity in Gatefor, the Company now has two operating segments: 1) network communications through sales of MOJICO and related services and 2) technology sales. (Prior to the quarter ended December 31, 2004, the Company was deemed to operate in one operating segment - network communications through sales of MOJICO and related services.) These operating segments were determined based on the nature of products and services offered and also based on their respective channels of distribution. Each of the two operating segments is managed by two separate subsidiaries of the Company. Substantially all operations and sales of the Company occur in Japan except for certain corporate administrative matters that are handled in the United States.

         Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on several factors, of which the primary financial measure is income before income taxes. The following tables show the operations of the Company's reportable segments:

                                            Network
Nine months ended                        Communications                            Corporate and
December 31, 2004                           (MOJICO)          Technology Sales      Eliminations           Consolidated
-----------------                           --------          ----------------      ------------           ------------
Sales to unaffiliated customers           $96,192,563          $    49,711                    --           $96,242,274
                                          ------------         ------------          ------------          ------------
Intersegment sales                                 --                   --                    --                    --
                                          ------------         ------------          ------------          ------------
Net sales                                  96,192,563               49,711                    --            96,242,274
                                          ------------         ------------          ------------          ------------
Income (loss) before tax                    4,040,968           (1,309,656)           (1,706,118)            1,090,194
                                          ------------         ------------          ------------          ------------


                                            Network
Three months ended                       Communications                             Corporate and
December 31, 2004                           (MOJICO)          Technology Sales       Eliminations           Consolidated
                                            --------          ----------------       ------------           ------------
Sales to unaffiliated customers          $ 31,771,210          $     49,711                   --           $ 31,820,921
                                          -------------         -------------        -------------          -------------
Intersegment sales                                  --                    --                   --                     --
                                          -------------         -------------        -------------          -------------
Net sales                                   31,771,210               49,711                   --             31,820,921
                                          -------------         -------------        -------------          -------------
Income (loss) before tax                     1,018,395              (741,177)            (721,425)             (454,207)
                                          -------------         -------------        -------------          -------------


Total assets - December 31, 2004          $147,361,182          $  2,427,916         $   (406,645)          $149,382,453
                                          -------------         -------------        -------------          -------------
Total assets - March 31, 2004              160,602,095                    --             (232,812)           160,369,283
                                          -------------         -------------        -------------          -------------


(4)      INVESTMENT:

         On May 26, 2004, PPOL entered into a stock purchase agreement for an investment of $300,000 in Object Innovation's (hereafter, OI) common stock representing a 15% interest in OI. This investment is classified under Other Assets on the December 31, 2004 balance sheet. A vesting schedule, as defined in the agreement, for the ownership is tied to revenues derived from PPOL's sales of OI products under an exclusive Japan distribution agreement entered into concurrently. If revenue thresholds are not met, OI has the option to repurchase PPOL's investment at face value for the unvested shares. The Company accounts for this investment under the cost method of accounting.

(5)      ADVANCES RECEIVED AND ADVANCES RECEIVED-CUBE:

         AJOL had collected advance payments from distributors. Upon receiving orders from these distributors for goods or services, the distributor's account would be charged. On May 28, 2004, AJOL remitted approximately $16.3 million to Kamome Benefit Club, an unrelated non-profit organization, to administer the advance payments and orders from distributors which were maintained through a system known as "Cube." The effect of this transaction reduced Cash and Advances Received (a liability) by approximately $16.3 million while simultaneously increasing Restricted Cash and Advances Received - Cube (a liability). Future advance Payments, which increase Restricted Cash and Advances Received-Cube, and orders, which decrease Restricted Cash and Advances Received-Cube, from distributors will be received by the Kamome Benefit Club and not AJOL. A portion of Advances Received are still under a liability to AJOL as those advances (classified as restricted cash) were made under agreements directly with AJOL and not with the Kamome Benefit Club.

(6)      DEFERRED REVENUES AND DEFERRED COSTS:

         Activity for deferred revenues and deferred costs is contained in the table below:

                                                      Deferred Costs                             Deferred Revenues
                                           -----------------------------------           -----------------------------------
                                              Current              Non-current             Current              Non-current
                                              -------              -----------             -------              -----------
Beginning balance, April 1, 2004           $ 63,159,328           $ 37,042,494           $ 84,644,397           $ 49,155,662
   Additional deferrals                      14,543,047             20,054,496             22,204,684             26,663,156
   Released amounts                         (26,293,081)           (23,777,894)           (35,882,711)           (31,504,556)
   Exchange rate effect                         365,595                298,068                539,068                398,137
                                           -------------          -------------          -------------          -------------
Ending balance, December 31, 2004          $ 51,774,889           $ 33,617,164           $ 71,505,438           $ 44,712,399
                                           =============          =============          =============          =============

(7)      COMMITMENTS & CONTINGENCIES:

         In August 2004, the Company, through its wholly owned subsidiary Gatefor, executed a Revised Letter of Understanding (the "Letter") pursuant to the Common Stock Purchase Agreement (the "Agreement") with Object Innovation. The Letter amends certain licensing terms of the Agreement. The Letter also defines 3 milestones which Object Innovation must meet in order to receive 3 payments of $60,000 each from the Company. These payments are to cover localization work performed by Object Innovation to prepare its BridgeGate software for the Japanese market and to purchase co-ownership intellectual property rights in the Japanese version of BridgeGate software. As of December 31, 2004, all of the three milestones have been achieved by Object Innovation for which they have received payment from Gatefor. The three payments made to Objective Innovation are capitalized and are being amortized in accordance with SFAS 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

         Additionally, the Letter provides that commencing on the first month following completion of the third milestone, the Gatefor will pay Object Innovation $9,000 per month until April 2005 and $15,000 per month thereafter until the Company's subsidiary, Gatefor, becomes a publicly traded company. These payments are intended to allow Object Innovation to add additional staff to support sales in Japan through Gatefor. These payments, which begin in January 2005, will be included in the Selling, General and Administrative expenses of the Company. The Letter also provides for the issuance of stock warrants by Gatefor to Object Innovation equal to 5% of Gatefor's currently issued equity. Because the terms of this warrant are unspecified in the Letter, the Company is currently unable to calculate a value of the warrants under the Black-Scholes or other valuation model. Therefore any effect to expenses by this warrant is not ascertainable at this time.

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


(8)      CAPITAL LEASES

         The Company leases certain machinery and equipment, primarily computers and peripheral equipment, under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheet as Property and Equipment which was approximately $120,000 and $0 at December 31, 2004 and March 31, 2004, respectively. Accumulated amortization of the equipment under capital leases was approximately $3,000 and $0 at December 31, 2004 and March 31, 2004, respectively. Amortization of assets under capital leases is included in depreciation expense. The obligations under these capital leasese is included in the Balance Sheet in Other Current Liabilities and Other Liabilities.

         The future minimum lease payments required under the capital leases as of December 31, 2004 are as follows:


                         Year Ending December 31:      Amount
                                                      --------
                                             2005     $31,200

                                             2006      31,200

                                             2007      31,200

                                             2008      31,200

                                             2009      22,300

                                       thereafter          -
                                                      --------
                       Net minimum lease payments     147,100

               Less: Amount representing interest     (30,198)
                                                      --------
      Present value of net minimum lease payments     $116,902
                                                      ========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements:
--------------------------------------------------

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

Overview
--------

PPOL, Inc., a California corporation, conducts its business primarily through its wholly owned Japanese subsidiaries, AJOL, Ltd. ("AJOL"), a Japanese corporation, and Gatefor, Inc. ("Gatefor"), a Japanese corporation. At the present time, the Company has administrative functions occurring in California, but does not otherwise have any major business in the United States.

The Company's revenues are currently derived from network communication sales by AJOL of (1) its "MOJICO" hardware, a multifunctional facsimile based machine with networking capabilities, (2) subscriptions to PPOL's proprietary "Pan Pacific Online" interactive database that can only be accessed through its MOJICO hardware and (3) various consumer products that utilize the Company's "Kamome" brand. Additionally, technology sales are derived from Gatefor through the sale and distribution of Bridgegate software.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

PRODUCT SALES AND NETWORK SERVICES. For the three months ended December 31, 2004, revenues of this category have decreased by approximately 12% in comparison to the same period of the prior year. The decrease is primarily due to a decline in MOJICO unit sales and corresponding new members and initial Pan Pacific Online subscription fees. Included in Product Sales and Network Services for the three months ended December 31, 2004 was approximately $50,000 of software sales by Gatefor. This represents sales in a new business segment (Technology Sales) and the Company expects sales in this area to continue into the foreseeable future.

OTHER ONLINE SERVICES REVENUE. For the three months ended December 31, 2004, revenues increased by approximately 20% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective.

COST OF SALES. For the three months ended December 31, 2004, the cost of sales expressed as a percentage of sales increased approximately 7% to 29% over the 22% of the comparable period of the prior year. The increase in the percentage is primarily due to customers upgrading their old SF60 MOJICOs to the new SF70 MOJICO model. Customers who upgrade their MOJICOs are charged a reduced sales price whereas the cost of the unit remains constant. This situation effectively increases the cost of sales as a percentage of sales. The increase is also partially due to establishing allowances for goodwill gift/refund of Kamome insurance premiums for insureds with no claims. These allowances are new in the current year and reflect a change in the insurance policies now being issued.

DISTRIBUTOR INCENTIVES. For the three months ended December 31, 2004, distributor incentives decreased by approximately 12% in comparison to the same period of the prior year. The overall decrease in distributor incentives is primarily due to the decrease in sales. Additionally, it is the result of the product mix sold and customer mix. Sales of products requiring less percentage of incentives increased and sales to associate-members (which require payment of a smaller percentage of incentives) increased during the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended December 31, 2004, selling, general and administrative expenses have increased by approximately $1.5 million in comparison to the same period of the prior year. The increase was primarily due to start-up costs incurred by the Company's new Gatefor subsidiary, as well as the increase by AJOL in training and development costs.

CURRENT INCOME TAX EXPENSE. For the three months ended December 31, 2004, current income tax benefit decreased approximately $191,000 from the same period of the prior year primarily from the decline in income. The decrease is due to
(1) non-deductible expenses, for tax reporting purposes, which did not decline proportionate to the decline in pretax income, (2) head office expenses and start-up expenses incurred by Gatefor, our subsidiary in the development stage, which could not be consolidated with income from our operating subsidiary, and offset by (a) a decline in revenues we were required to recognize earlier under Japanese tax regulations than under US generally accepted accounting principles, and (b) absence, in the current period, of prior model MOJICO units writeoff that are not deductible until disposed of for tax purposes.

DEFERRED INCOME TAX EXPENSE. For the three months ended December 31, 2004, deferred income tax expense decreased approximately $1.6 million over the same period of the prior year. The decrease was primarily the result of the decline experienced in deferred costs and deferred revenues associated with the sales of the Company's MOJICO hardware and related Pan Pacific On-line subscription services in addition to other timing differences such as accrued vacation, depreciation and director bonuses.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2003

PRODUCT SALES AND NETWORK SERVICES. For the nine months ended December 31, 2004, revenues of this category have decreased by approximately 8% in comparison to the same period of the prior year. The decrease is primarily due to a decline in MOJICO unit sales and corresponding new members and initial Pan Pacific Online subscription fees. Included in Product Sales and Network Services for the nine months ended December 31, 2004 was approximately $50,000 of software sales by Gatefor. This represents sales in a new business segment (Technology Sales) and the Company expects sales in this area to continue into the foreseeable future.

OTHER ONLINE SERVICES REVENUE. For the nine months end December 31, 2004, revenues increased approximately 17% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective.

COST OF SALES. For the nine months ended December 31, 2004, the cost of sales expressed as a percentage of sales increased 2.3% to 27.5% versus 25.2% for the same period of the prior year. The increase was due to the increased cost of the new MOJICO SF 70 model. Additionally, the increase was due to customers upgrading their old SF60 MOJICOs to the new SF70 MOJICO model. Customers who upgraded their MOJICOs are charged a reduced sales price whereas the cost of the unit remains constant. This situation effectively increases the cost of sales as percentage of sales. DISTRIBUTOR INCENTIVES. For the nine months ended December 31, 2004, distributor incentives expressed as a percentage of sales remained relatively consistent with that of the same period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine months ended December 31, 2004, selling, general and administrative expenses have increased by approximately $3.3 million in comparison to the same period of the prior year. The increase is primarily due to the incurrence of software related research costs to develop AJOL's new commission calculation system, order & receiving system and to the costs incurred by the Company's new Gatefor subsidiary.

OTHER INCOME. For the nine months ended December 31, 2004, net change in other income was approximately $951,000 from the same period of the prior year. Effective in April 2003, the Company revised its commission policy to state that the Company would not pay any commissions less than a minimum threshold of approximately $30.00. If the distributor does not earn the minimum threshold within one year, then the commissions were to be forfeited. The decrease is primarily due to the Company recognizing in April 2003 approximately $714,000 of income associated with commissions that did not meet the minimum threshold of the new commission policy and had been outstanding greater than one year as of March 31, 2003. No material amount of such income was recognized in the current period.

CURRENT INCOME TAX EXPENSE. For the nine months ended December 31, 2004, current income tax expense decreased approximately $727,000 from the same period of the prior year primarily from the decline in income. Our effective tax rate, expressed as a percentage of income before income taxes was 37% vs. 15% in the same period of the prior year. The increase is primarily due to non-deductible expenses, for tax reporting purposes, which remained relatively consistent with the prior period and did not decline proportionate to the decline in pretax income.

DEFERRED INCOME TAX EXPENSE. For the nine months ended December 31, 2004, deferred income tax expense increased by approximately $352,000 in comparison to the same period of the prior year. The increase was primarily the result of the activity associated with deferred costs and deferred revenues of the Company's MOJICO hardware and related Pan Pacific On-line subscription services.

Liquidity and Capital Resources
-------------------------------

Historically, our principal needs for funds have been for operating expenses including distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of operations throughout Japan. We have generally relied on cash flow from operations and short-term debt from our majority shareholder to meet our cash needs and business objectives without relying on long-term debt to fund operating activities.

Cash and cash equivalents totaled $7,715,570 and $12,083,556 at December 31, 2004 and March 31, 2004, respectively. Cash (used for) provided from operations for the nine months ended December 31, 2004 and 2003 was $(1,565,347) and $9,885,419, respectively. Cash used for investing activities for the nine months ended December 31, 2004 and 2003 was $5,427,832 and $6,878,526, respectively. Cash of $3,297,769 was provided from financing activities for the nine months ended December 31, 2004 as a result of a loan obtained from the majority shareholder. Management believes that cash flow from operations, borrowings from our majority shareholder and the revolving credit facility will adequately meet the working capital needs for the foreseeable future.

Contractual Obligations

         The Company's operating lease & purchase obligations as of December 31, 2004 are as follows:

                                                                Payments due by period
                                  -----------------------------------------------------------------------------------
                                                      Less than                                            More than
Contractual obligations               Total            1 year           2-3 years         4-5 years         5 years
-----------------------            ----------        ----------        ----------        ----------        ---------
Operating Lease Obligations        $   57,497        $   57,497                --                --               --
Capital Lease Obligations             147,065            31,193        $   62,386        $   53,486
Service Provider Contracts            368,380           368,380                --                --
Professional Fees                     169,628           157,698            11,930
Loan repayments to
   majority shareholder             3,311,985         3,311,985                --                --               --
                                   ----------        ----------        ----------        ----------        ---------
Total                              $4,054,555        $3,926,753        $   74,316        $   53,486        $      --
                                   ==========        ==========        ==========        ==========        =========

The Company projects that it will need to satisfy at least $3.9 million of lease and contract obligations within the twelve months following December 31, 2004.


Critical Accounting Policies and Estimates
------------------------------------------

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment In Privately Held Company
------------------------------------

We have invested in a privately held company which can still be considered in the startup or in the development stage. This investment is inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize or may never be fully developed. We could lose our entire initial investment in this company. As of December 31, 2004, this investment was $300,000.

We Will Rely On The Availability Of Third-Party Licenses
--------------------------------------------------------

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

Limited Operating History
-------------------------

We have a limited operating history in Japan upon which we can be evaluated. Any investment in us must be considered in light of the risks, expenses and difficulties encountered by companies in the early stage of development in new and rapidly evolving markets, including the risks described herein. There can be no assurances that we will be successful in addressing these risks.

Unproven Business Model
-----------------------

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

Fluctuations In Operating Results
---------------------------------

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

Foreign Currency (Yen) Fluctuations
-----------------------------------

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

Poor Japanese Economic Conditions
---------------------------------

Economic conditions in Japan have been poor in recent years and may worsen or not improve. Continued or worsening economic and political conditions in Japan could further reduce our revenue and net income.

Reliance On Handwritten Moji Characters As Preferred Method Of Written
----------------------------------------------------------------------
Communications
--------------

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

Dependence On New Subscribers
-----------------------------

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

Dependence On Subscribers For Content Of Network
------------------------------------------------

The information transmitted to our subscribers via our information network Pan Pacific Online is primarily generated by other subscribers. There can be no assurances that our subscribers will continue to generate information that other subscribers will find sufficiently entertaining, useful, or desirable so as to allow us to profitably market the products and services that provide access to our network.

Liability For Content Of Network
--------------------------------

As a provider of messaging and communications services, we may incur liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our information network. To minimize our liability, we use a centralized hub to manually process and screen hard copies for adult themes, slander, patent/copyright infringement and objectionable material. However, there can be no assurances that we will be able to effectively screen all of the content. We have no insurance to cover claims of these types. Any imposition of liability could have a material adverse affect on our reputation, financial condition, and operating results.

Reliance On Existing Distributors And Need To Recruit Additional Distributors
-----------------------------------------------------------------------------

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

Dependence on Key Employees
---------------------------

One of our business strategies is to reduce our dependence on any one employee. This has been, and will continue to be, done through additional external training courses of employees and structuring of the organization to three (3) levels, namely, senior management, leaders and general, so more employees get on-the-job training from senior management. We have also involved more staff on strategic planning and product development task teams. Externally, our distributors have become more knowledgeable and are making presentations to prospective subscribers. We believe that the current officers of AJOL are fully capable of effectively and efficiently managing the day-to-day operations of AJOL consistent with AJOL's policies, procedures and business model, and that there are several capable motivational speakers among AJOL's distributors. However, if we are unsuccessful in accomplishing our strategy to reduce our dependence on any one employee, our business and prospects could be materially adversely affected.

Failure Of New Products And Services To Gain Market Acceptance
--------------------------------------------------------------

A critical component of our business is our ability to develop new products and services that create enthusiasm among our distributor force. If any new product or service fails to gain market acceptance, for any reason including quality problems, this could harm our results of operations.

Losing Sources Of Kamome Products
---------------------------------

The loss of any of our sources of Kamome products, or the failure of sources to meet our needs, could restrict our ability to distribute Kamome products and harm our revenue as a result. Further, our inability to obtain new sources of Kamome products at prices and on terms acceptable to us could harm our results of operations.

Competition With Technically Superior Products And Services
-----------------------------------------------------------

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

Internet Usage Rates And Long Distance Telephone Rates
------------------------------------------------------

Our subscribers obtain access to AJOL's network via either the Internet or telephone service. The costs that subscribers incur in obtaining access to our network via these channels are beyond the control of AJOL. Any increase in long distance telephone rates or rates for accessing the Internet could materially and adversely affect demand for our products and services.

Reliance On Internet As Transmission Medium
-------------------------------------------

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

Technological Changes Of The Messaging And Communications Industry
------------------------------------------------------------------

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

Possible Inadequate Intellectual Property Protections
-----------------------------------------------------

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

Possible Infringement Claims
----------------------------

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

Possible System Failure Or Breach Of Network Security
-----------------------------------------------------

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

Reliance On Third Party Access For Telecommunications
-----------------------------------------------------

We rely on third parties to provide our subscribers with access to the Internet. There can be no assurance that a third party's current pricing structure for access to and use of the Internet will not change unfavorably and, if the pricing structure changes unfavorably, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Effect Of Government Regulations
--------------------------------

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

Dependence On Vendor
--------------------

The MOJICO machine is produced by an unrelated third party. Should this third party become incapable or unwilling to produce the MOJICO for any reason, we could face a temporary decline in MOJICO sales until another electronics manufacturer is sourced and ready to produce the machines.

Control By Officers And Directors
---------------------------------

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own common stock representing the majority of PPOL.

Minority Shareholder Status
---------------------------

Forval Corporation and Leo Global Fund, former direct shareholders of AJOL, hold approximately 58% and approximately 17% respectively of PPOL's common stock. Acting alone, Forval Corporation, as a majority shareholder, has significant influence on PPOL's policies. Forval Corporation and Leo Global Fund, collectively, control the majority of PPOL's outstanding shares, representing the majority of PPOL's voting power. As a result, Forval Corporation and Leo Global Fund, acting together, will have the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of PPOL's entire Board of Directors, any merger, consolidation or sale of all or substantially all of PPOL's assets, and the ability to control PPOL's and our management and affairs.

No Lock-Up Agreement Between Forval Corporation And Leo Global Fund
-------------------------------------------------------------------

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

No History As Reporting Company
-------------------------------

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

The Company intends to initiate planning for the implementation of Section 404 of the Sarbanes-Oxley Act by April 2005. However, the Company has not yet hired an outside firm to assist in the implementation to start its evaluation process. The implementation of Section 404 will involve significant costs and commitments in terms of the Company's financial and personnel resources, and there is a possibility that the Company may not complete its Section 404 compliance responsibilities by the established deadline.


PART 2:

ITEM 1:  LEGAL PROCEEDINGS
         None

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5: OTHER INFORMATION . As reported in our Form 8-K, filed on December 14, 2004 (incorporated herein by reference), independent counsel concluded, among other things, that Leo Global Fund ("Leo") engaged in an offer and sale of certain of its shares of our common stock to residents of Japan in violation of certain provisions of Japanese securities laws (the "Leo Sales"), and that AJOL Co., Ltd. ("AJOL"), our wholly-owned subsidiary, also violated certain provisions of Japanese securities laws in connection with its solicitation and facilitation of the Leo Sales. We reported at that time that we believed that the Leo Sales were made to approximately 6,000 Japanese residents, and further believed that Leo sold in excess of 3,500,000 of its shares of our common stock. We also reported at that time that we believed the purchase prices received by Leo ranged from $3.00 to $4.00 per share. As of the date of this report, we have not yet confirmed the foregoing. However, we have confirmed that under Japanese law, while Leo and AJOL may have violated certain provisions of the Securities and Exchange Law of Japan in connection with the Leo Sales, such sales transactions in Japan were not invalid as a result of such violations. We also confirmed that despite the violations, our stock purchased by Japanese residents from Leo is eligible to be sold in Japan and could be listed on a Japanese stock exchange. Accordingly, we will now treat the Japanese residents who purchased our stock from Leo as shareholders of the Company.

As reported in Item 5 of our Form 10-Q for the quarter ended September 30, 2004 (incorporated herein by reference), our board determined on November 12, 2004, to defer any decision as to the acceptance of Leo Global Fund's ("Leo") proposal to acquire 2,500,000 newly issued shares of our common stock at a price of $4.00 per share for an aggregate investment of $10,000,000. Our board has now fully considered the Leo offer and determined at its January 19, 2005, meeting to reject it.


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

         Exhibit 10-8 - (Y)90,000,000 yen loan agreement with Forval Corporation

         Exhibit 10-9 - Amendment to (Y)90,000,000 yen loan agreement with
                        Forval Corporation

         Exhibit 10-10 - (Y)250,000,000 yen loan agreement with Forval
                         Corporation


B - Reports on Form 8-K

         1. On November 1, 2004, the Company furnished a report on Form 8-K announcing the relocation of US corporate headquarters to Los Angeles.

         2. On December 14, 2004, the Company furnished a report on Form 8-K announcing the resignation of its board member and Chief Operating Officer, Mr. Yoshihiro Aota, and its board member, Mr. Nobuo Takada.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PPOL, Inc.
                                       -----------------------------------------
                                       (Registrant)


         February 14, 2005             /s/ Hideo Ohkubo
         -----------------             -----------------------------------------
         Date                          Hideo Ohkubo, Chief Executive Officer


         February 14, 2005             /s/ Toshiaki Shimojo
         -----------------             -----------------------------------------
         Date                          Toshiaki Shimojo, Chief Financial Officer