Form 10-K
period 2005-03-31
PPOL INC
filed 2005-09-01
CIK 1202507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

PPOL, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	000-50065 (Commission File No.)	95-4436774 (IRS Employer Identification No.)

1 City Boulevard West, Suite 820
Orange, California  92868
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(714) 937-3211

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 par value	None

Indicate by check mark whether PPOL, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the PPOL, Inc.’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether PPOL, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

As of August 29, 2005, 20,542,881 shares of PPOL, Inc.’s common stock, $0.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of PPOL, Inc.’s definitive Proxy Statement for PPOL, Inc.’s 2005 Annual Meeting of Stockholders which was filed with the Securities and Exchange Commission within 120 days after PPOL, Inc.’s fiscal year end are incorporated by reference in Part III of this report.   Certain exhibits of PPOL, Inc. previously filed with the SEC are incorporated by reference in item 15 of this report.

PPOL, Inc.

Form 10-K

TABLE OF CONTENTS

PART I
ITEM 1 BUSINESS	4
ITEM 2. PROPERTIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19
ITEM 6. SELECTED FINANCIAL DATA	20
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
ITEM 9A. CONTROLS AND PROCEDURES	35
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	36
ITEM 11. EXECUTIVE COMPENSATION	36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS	36
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	36
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	37
SIGNATURES
Exhibit 21
Exhibit 31.1: CEO CERTIFICATION
Exhibit 31.2: CFO CERTIFICATION
EXHIBIT 32.0—CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
FINANCIAL STATEMENTS

FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND “ITEM 1- BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN.  BECAUSE A SUBSTANTIAL MAJORITY OF OUR OPERATIONS ARE IN JAPAN, SIGNIFICANT VARIATIONS IN OPERATING RESULTS INCLUDING REVENUE, GROSS MARGIN AND EARNINGS FROM THOSE EXPECTED COULD BE CAUSED BY RENEWED OR SUSTAINED WEAKNESS IN THE JAPANESE ECONOMY, WEAKENING OF THE JAPANESE YEN, FAILURE OF PLANNED INITIATIVES TO GENERATE CONTINUED INTEREST AND ENTHUSIASUM AMONG DISTRIBUTORS OR TO ATTRACT NEW DISTRIBUTORS.  FOR A SUMMARY OF CERTAIN ADDITIONAL RISKS RELATED TO OUR BUSINESS, SEE “ITEM 1 BUSINESS — RISK FACTORS.”

PART I

ITEM 1     BUSINESS

A. OVERVIEW

                    PPOL, Inc., a California corporation (hereinafter referred to as “PPOL” or the “Company”) is a holding company which conducts its business primarily through its wholly owned subsidiary, AJOL Co., Ltd., a Japan corporation (sometimes hereinafter referred to as “AJOL” or “we” or “us” or “our.”) AJOL is an acronym for “All Japan On Line.” AJOL does not conduct any business in the United States.

The Company has also announced the acquisition of K.K. U Service (USC), a Tokyo-based Japanese corporation in the development stage with no revenues currently.  USC is developing its infrastructure and it is anticipated that it will plan, develop, market, sell, import and export telephones, facsimile, copier, computer and peripheral equipment and software, and provide related maintenance, educational and consulting services. PPOL purchased the company for US $3,522,432 (JPY 380,000,000) from K.K. Green Capital, a Japan corporation, which is the majority owner of Foster Strategic Investment Partnership, the majority owner of PPOL on May 30, 2005.  Operations are expected to commence in the second half of the fiscal year ending March 31, 2006.

                    PPOL’s revenues are generated primarily through its one hundred percent (100%) ownership of AJOL, which derives its revenues through the use of a network marketing and distribution system throughout Japan to sell: (1) its “MOJICO” hardware, which is a multi-functional facsimile based machine with telephone and networking capabilities, (2) subscriptions to our proprietary “Pan Pacific Online” interactive database that can only be accessed through our MOJICO hardware, (3) various consumer products that primarily utilize AJOL’s proprietary “Kamome” brand, and (4) commissions generated from services offered by various companies with whom we have cooperation agreements through Pan Pacific On-Line. Kamome brand products can only be purchased through the Pan Pacific Online network. The MOJICO hardware allows its users to connect to our “Pan Pacific Online” without the use of a keyboard and combines the attributes of a telephone and fax machine with full e-mail and database search capabilities. The current MOJICO hardware, the SF-70, uses a built in liquid crystal color monitor display.

                    Our revenues are allocated as follows:

	MOJICO hardware		Subscriptions		Consumer products, commissions & other		Total
Fiscal year ended March 31:	Sales	% of total sales	Sales	% of total sales	Sales	% of total sales	Sales	% of total sales
2005	$91,523,295	70.37%	$14,422,537	11.09%	$24,111,718	18.54%	$130,057,550	100.00%
2004	100,077,710	73.15%	15,443,206	11.28%	21,303,353	15.57%	136,824,269	100.00%
2003	103,809,418	76.90%	14,012,938	10.38%	17,163,468	12.72%	134,985,824	100.00%
2002	103,978,519	80.04%	12,397,101	9.54%	13,537,232	10.42%	129,912,852	100.00%
2001	117,015,871	82.26%	12,236,126	8.60%	12,998,276	9.14%	142,250,273	100.00%

                    An important aspect of the MOJICO hardware is that it allows users to communicate using handwritten Japanese characters, which comprise the Japanese language’s three phonetic alphabets: Hiragana, Katakana and especially Kanji.

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

AJOL’S NETWORK SERVICES — PAN PACIFIC ONLINE

                    Our customers purchase the MOJICO hardware and concurrently subscribe to AJOL’s facsimile based network and database - “Pan Pacific Online.”  Our database contents are provided by subscribers who wish to broaden their circle of acquaintances and actively share information with other subscribers.  Subscribers may also submit information about various products and services that they may offer.  Subscriptions to Pan Pacific Online are only offered through AJOL and not through our network marketing distribution system. Access to our proprietary network and database is only available to subscribers through the MOJICO hardware. The MOJICO hardware can also be used to transmit and receive faxes outside the network and to send and receive general e-mails. Subscribers can search the network’s database to find other subscribers matching their search criteria to establish interpersonal relationships, solicit categories of faxes, or to specify a group of recipients for the subscriber’s faxes, among other things. We actively encourage subscribers to submit content for the database.

KAMOME PRODUCTS

                    We have created a proprietary brand “Kamome” for use in the sale of products associated with AJOL. Kamome products may only be purchased through subscribers. The Kamome branding is conferred upon companies that sell products through a distribution agreement with AJOL and which pass AJOL’s quality control criteria. The Kamome brand is added to the selling company’s existing brand and products are sold with dual branding. Additionally, we use the Kamome brand as a private brand on a limited basis. Quality assurance and safety of products are foremost criteria.  Low price alone will not qualify for Kamome brand status.  Kamome products appear in catalogs which are distributed quarterly to subscribers and updated via the AJOL database system on a quarterly basis.

NETWORK MARKETING DISTRIBUTION SYSTEM

                    As of March 31, 2005, the number of MOJICO users (members) approximated 410,000.  AJOL has grown to its present state through the proactive efforts of its members.  We sell the MOJICO hardware and Kamome products through a network marketing distribution system.  An AJOL distributor must be an AJOL subscriber to sell MOJICO hardware and Kamome products.  All subscribers have an opportunity to become a MOJICO distributor.  Subscribers, who desire to become distributors, must undergo an application and screening process.  We refer to our subscribers who sell the MOJICO hardware and/or Kamome products as “distributors.”  Unlike traditional distributors in a network marketing distribution system, our “distributors” are not required to purchase or maintain inventory of MOJICO hardware or Kamome products, and therefore are not at financial risk if they do not complete sales.  AJOL bears the risk of obtaining and maintaining inventory. Distributors submit product orders to us, which we then fulfill. Payment for our products is paid directly to us.

                    We emphasize and encourage subscribers to develop personal relationships among subscribers and between subscribers and non-subscribers as a vehicle to increase awareness of AJOL and its products.  We believe that the subscribers’ efforts to create personal relationships among themselves and with non-subscribers create beneficial word of mouth advertising for our products and services. We sponsor approximately 600 training sessions per year for our distributors.  We also sponsor approximately one hundred fifty (150) social and recreational events, for our subscribers and their guests throughout Japan to encourage interaction among subscribers and potential subscribers.

                    AJOL’s Honorary Chairman, Mr. Yoshihiro Aota, places emphasis on and personally speaks at many of these events. Attendees may consist of subscribers and non-subscribers.  The underlying themes of Mr. Aota’s presentations include the benefits of purchasing Kamome brand products through the “Co-op of the 21st Century.”

B. THE INDUSTRY

                    We believe that we operate in a unique market niche. Although the Company’s business plan has similarity to those of internet service providers, its reliance on a fax based technology eliminates access to many of the features and functionality offered by ISP’s including access to the Internet.  Unlike the Internet, which provides access to a worldwide database, the subscribers access to information and networking capabilities is limited to our fax based Pan Pacific Online network and database. The Company’s business plan does however share the goal of ISP’s, generally, of increasing and maintaining paid subscriptions.

                    Unlike ISP’s, we rely heavily on word of mouth advertising through our system of network marketing distributors.  In addition, we had 1,068 retail outlets referred to as “Cabins” as of March 31, 2005.  Subscribers that are also distributors who sell AJOL products on a full time basis independently operate these “Cabins.” We will place more reliance and believe the role of Cabins will play a role of growing importance for MOJICO user support in the future.  AJOL does not grant any exclusive distribution rights based on geographic boundaries.

                    We are unaware of the percentage of the Japanese population generally, or the percentage of people in various demographic groups, that engage in network marketing sales.

                    With MOJICO users at the focal point, we intend to establish our own closed market of customized information, products and services.

C. GENERAL DEVELOPMENT OF BUSINESS

(1) General Development of the Business of PPOL.

                    PPOL was incorporated as a California corporation on May 19, 1993 under the name Diversified Strategies, Inc. On August 15, 2002 the Company amended its articles of incorporation to change its name to PPOL, Inc.

                    From PPOL’s inception, through March 31, 2002, it maintained its existence, in part, as a corporation with no operating business and no subsidiaries.  Thereafter, PPOL entered into a Stock Purchase and Business Combination Agreement (“Agreement”), effective as of April 1, 2002, with the shareholders of AJOL to acquire all of the outstanding common shares of AJOL in exchange for the issuance of PPOL common shares representing 95% of PPOL’s then outstanding common shares (“AJOL Acquisition”). The transactions contemplated by the Agreement closed as of August 15, 2002, effective as of April 1, 2002.  As a result of the AJOL Acquisition, AJOL became a wholly-owned subsidiary of PPOL.

                    In connection with the AJOL Acquisition, PPOL effected a reverse stock split of its issued and outstanding common shares on a 1:7 basis.  As a result of the reverse stock split, PPOL’s issued and outstanding shares were reduced from 6,298,231 (pre-reverse split) to 899,746 (post-reverse split) as of August 15, 2002.  PPOL was obligated to and did purchase fractional shares that resulted from the reverse stock split at a price equal to the opening bid price of PPOL’s shares on October 14, 2003 (the date the shares became listed on the National Association of Securities Dealers’ OTC Bulletin Board).

(2) General Development of PPOL’s Subsidiary’s Business (AJOL)

                    PPOL’s sole wholly-owned subsidiary is AJOL. AJOL was incorporated under the laws of Japan on April 8, 1991.  AJOL was incorporated with the name Forval CDK. It was then a wholly owned subsidiary of Forval Corporation, a Japan corporation. (Forval Corporation is hereinafter referred to as “Forval.”)  In April 1992 Forval CDK changed its name to Forval Research Institute Co. Ltd.  Effective July 1, 2000, Forval Research Institute Co. Ltd amended its articles to change its name to AJOL Co., Ltd.

                    In March 1999, AJOL dissolved its subsidiary, FO Technology Co., Ltd. FO Technology Co., Ltd, had been a subsidiary of AJOL’s since October of 1996. AJOL presently has no subsidiaries.

(3) General Development of PPOL’s Subsidiary’s Business (Gatefor, Inc.)

                    Gatefor, Inc. (“Gatefor”) was incorporated in Japan on June 16, 2004.  PPOL was the sole shareholder of 30,000 shares of Gatefor common stock or 100% of the issued and outstanding stock of Gatefor.  Gatefor was created to implement a strategy of the Company and was to act as the distributor of US and European sourced technologies into Japan.  With Gatefor, the Company had two operating segments: 1) network communications through sales of MOJICO and related services by AJOL and 2) technology sales by Gatefor.  These segments were determined based on the nature of products and services and their respective channels of distribution.  On March 31, 2005, the Company sold its entire interest in Gatefor to Forval.  Thus, at March 31, 2004, the Company again operates in one reportable business segment.

                    The Company also had a minority investment of 1,500 shares of common stock in Object Innovation, a Florida corporation, which produces and markets a middleware software product called Bridgegate.  Gatefor distributed Bridgegate software in Japan. On March 31, 2004, the Company also sold its investment in Object Innovation to Forval.

D. PRODUCTS AND SERVICES

                    PPOL is a holding company for its wholly-owned subsidiary, AJOL. AJOL is an acronym for “All Japan On Line.”  PPOL’s business, revenues and earnings are generated primarily through AJOL.

                    AJOL generates revenues through the use of a network marketing and distribution system throughout Japan to sell: (1) its “MOJICO” hardware, which is a multi-functional facsimile based machine with telephone and networking capabilities, (2) subscriptions to our proprietary “Pan Pacific Online” interactive database, (3) various consumer products that utilize AJOL’s proprietary “Kamome” brand, and (4) commissions generated from services offered by various companies with whom we have cooperation agreements through Pan Pacific On-Line.

                    (1) The MOJICO Hardware.

                    Our primary product is a multi-functional facsimile based machine with telephone and networking capabilities that we call “MOJICO”.  The MOJICO hardware combines the attributes of a telephone and fax machine with full I-Mode(TM) e-mail and database search capabilities. I-Mode(TM) is a mobile telephone system developed by Japan’s largest mobile telecommunications company, NTT Docomo.  Through the I-Mode(TM) one can access information on I-Mode(TM) compatible Internet sites and send and receive e-mails up to 1,000 full size characters with anyone having an Internet e-mail address.  The MOJICO hardware does not have the full functional capabilities that may be available on an e-mail sent through a personal computer.  The MOJICO hardware uses a built-in liquid crystal color monitor display.

                    The MOJICO hardware derives its name from “Moji Communications.”  Moji means “character” in Japanese.  An important aspect of the MOJICO hardware is that it allows users to communicate using handwritten Japanese characters, which comprise the Japanese language’s phonetic alphabets: Hiragana, Katakana, and especially Kanji.  Kanji refers to pictographs that are used extensive in the Japanese written language to represent words and ideas. Kanji is also used as artistic expression, and could be considered as a form of calligraphy.  Kanji characters are unique in that their definition and meaning are subject to personal interpretation by the reader.  The reader’s interpretation and understanding of Kanji characters and to a lesser extent, Hiragana and Katakana, are based in large part on the manner in which their respective characters are written.

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

                    We contract for the manufacture of the MOJICO hardware and then resell the MOJICO units through our network marketing distribution network.  We are currently marketing the fifth generation version of MOJICO, the SF70.  This latest fifth generation version is manufactured by a third party under a one year contract which began on November 19, 2003.  This contract automatically renews each anniversary for an additional one year term unless a termination notice is provided two months prior to the anniversary by either party.  Under the OEM basis, we retained the rights to the design and metallic mold required to manufacture the SF70, but outsourced the actual manufacturing of the MOJICO to this third party.  By outsourcing the manufacturing of the product, we avoid the investment required for the plant and equipment and personnel required to manufacture the product.  The first three versions of MOJICO, the SF30, SF40 and SF50 were manufactured by Funai Electric Co., Ltd. (“Funai”) under contract with our former majority shareholder, Forval.  Effective February 25, 2000, we contracted directly with Funai for the manufacture of the fourth generation SF60 model on an original equipment manufacturer (OEM) basis.  Funai was one of our shareholders until March 2001, at which time it sold its interest in us to Leo Global Fund.

                    The SF70 differs from the previous SF60 model in that it has a color display panel, uses plain paper and has a newly enhanced email notification function.  The SF70 is similar to the SF60 in that it connects users to our database via the Internet rather than through conventional telephone lines.  Versions of MOJICO prior to the SF60 utilized conventional telephone lines, requiring some users to incur long distance telephone charges in order to access our services.  The amount of these charges varied from user to user.  Subscribers that lived in areas with higher long distance rates to contact their applicable server were required to pay more per call than users in lower-rate localities.  In addition, since long distance charges are based on call time, frequent MOJICO users incurred higher charges than infrequent users.  However, while the SF70 does use the internet to connect subscribers, users of the SF70 are not able to browse the worldwide internet.

                    Owners of the SF70 model may presently obtain an Internet access connection through NTT Communications (a Japanese telecommunications company) at hourly or monthly rates. The NTT fee removes the variance in telecommunications charges caused by varying long distance rates. As a result, we expect that telecommunications costs for MOJICO users will now be uniform throughout Japan.

                    Because the MOJICO is intended to be simple to use, there is very little difference between the SF70 and previous versions of MOJICO from a user’s perspective.  The SF70 signs on to the Internet and provides any required passwords automatically without prompting the user for any information.  As a result, the fact that the SF70 connects via the Internet, rather than over the telephone lines, is not obvious to most users.

                    Our operating results materially depend on revenues received from sales of our MOJICO product.  In previous years, MOJICO sales have accounted for the majority of AJOL’s annual revenue.  The unit price of MOJICO hardware, after foreign currency translation, is approximately $3,500.

                    (2) Subscriptions to AJOL’s Proprietary “Pan Pacific Online” Interactive Database

                    Our customers purchase the MOJICO hardware and concurrently subscribe to our facsimile based network and database - “Pan Pacific Online.” MOJICO hardware can only be fully utilized in conjunction with this subscription.  Subscriptions to Pan Pacific Online are only offered through us and not through our network marketing distribution system. Under Japanese law, sellers of “services” as opposed to tangible merchandise are generally prohibited from selling “services” through network marketing distribution.

                    Access to our proprietary network and database is only available to subscribers through the MOJICO hardware.  While the MOJICO hardware can also be used to transmit and receive faxes outside the network and to send and receive general I-Mode e-mails, the hardware’s full capability is only realized when used in conjunction with its connection to the Pan Pacific Online database subscription.  Subscribers can search the network’s database to find other subscribers matching their search criteria to establish interpersonal relationships, solicit categories of faxes, or to specify a group of recipients for the subscriber’s faxes, among other things.  Subscribers can also search from and/or submit to the database, specific type of information.  What is unique about our database is that the great majority of the information stored in the database is provided by the subscribers themselves.  We actively encourage our subscribers to submit content for the database.

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

                    “Pan Pacific Online” can be customized to each subscriber and each member of their family.  Representative services include MOJICO mail and MOJICO bulletin board.  Each service can be utilized without the use of a keyboard and may include free hand illustrations and writing which can be transmitted to other subscribers.  MOJICO mail requires the input of the receiver’s ID number.  MOJICO mail is also capable of sending the same message to a distribution list of up to 100 ID numbers.  Because each member of the subscriber’s family has a unique ID and password, the privacy of each family member is also preserved.

                    Our on-line services include a bulletin board service, a mail service, and an information exchange service.  Our bulletin board service allows subscribers to submit invitations, product advertisements, help-wanted ads, share personal experiences, create pen pal relationships, among other things, to a bulletin board accessible by all our subscribers.  All subscriber submissions are screened for content and none are anonymous.  We encourage subscribers to contribute to our database.  A subscriber’s submission is retained in the database for 60 days after which time it is deleted unless the subscriber resubmits his or her submission.  Subscribers may also reply to posted ads via this service.  Similarly, our service allows subscribers to send faxes to up to 50 other subscribers at once.  Families are able to designate personal identification passwords to family members to enable them to print faxes addressed to them via a specific password, thus maintaining the confidentiality of the fax.

                    (3) Kamome Products

                    We have created a proprietary brand called “Kamome” for use in the sale of products associated with AJOL.  Kamome products may only be purchased by or through subscribers.  The Kamome brand is granted to companies that sell products through a distribution agreement with us, and which pass our quality control criteria and are reasonably priced.  The Kamome brand is added to the selling company’s existing brand, and products are sold with dual branding.  Additionally, we use the Kamome brand as a private brand on a limited basis. Kamome products appear in catalogs, which are distributed quarterly to subscribers and updated via our proprietary “Pan Pacific Online” interactive database system.  Because products are purchased through the MOJICO and related proprietary database, customers receive their orders via mail as opposed to a traditional retail outlet whereby customers gain immediate possession and satisfaction of the goods.

                    We re-evaluate “Kamome” brand products based, in part, on feedback from our subscribers. We also search for new products based, in part, on requests received from subscribers.  Following is a table of the number of “Kamome” products during each of the indicated periods.

March 31:	Number of Kamome Products
2005	494
2004	395
2003	358
2002	500
2001	480

                    We publish a quarterly magazine to our subscribers introducing goods manufactured and provided by our subscribers as well as independent third parties, which have earned “Kamome” brand status.  Qualifying goods are then featured in the magazines in articles regarding the virtues of their goods.  We solicit feedback from subscribers who can also write reviews of Kamome products for submission to our database.

                    Although the qualification standards are subjective, only high quality goods and services offered at reasonable prices are eligible to become “Kamome” brand products.  Quality assurance and safety of products are foremost criteria.  Low price alone will not qualify for Kamome brand status.    To promote and develop the image of the “Kamome” brand, we place a high degree of emphasis on the manufacturer’s selectivity of raw materials, manufacturing process, and their pride in the products.  Kamome products may only be purchased by or through subscribers through the MOJICO hardware or by fax to our headquarters.

                    Our intent is to provide our subscribers with a broad range of high quality merchandise at prices lower than could be obtained through traditional retailers.  A subscriber’s ability to purchase Kamome products is a feature of subscription to Pan Pacific Online.  We attempt to obtain lower prices for Kamome products by operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise through mail-order deliveries.  Subscribers are also encouraged to sell “Kamome” products to non-subscribers.

                    “CO-OP OF THE 21ST CENTURY.” We obtain lower pricing for Kamome products through volume purchasing and sell products to subscribers at favorable prices.  Our method of buying and selling of Kamome products is similar to a mutual benefit “cooperative” or “co-op.” Unlike co-ops that operate on a non-profit basis, our system is designed to generate profits for us. Co-ops presently exist in Japan, but are generally limited to serving a limited geographic region. A typical Japanese co-op draws upon local area residents and businesses as members, and would not expect membership from residents or businesses outside of that local area as their outlets are limited to a specific municipality referred to as a prefecture in Japan.  Our business plan is to create and maintain the co-op model to extend beyond local regional borders and to provide consistent and attractive pricing of Kamome products to our subscribers throughout Japan.  We refer to our Japan wide co-op model as creating the “Co-op of the 21st Century.”  We intend to create, through our “Co-op of the 21st Century,” an increasingly valuable feature that will appeal to potential and existing subscribers: (1) as a source of Kamome products for personal use, and (2) by expanding the Kamome product list and creating the potential for increased financial incentives through network marketing distribution sales of Kamome products.  The goal and marketing concept of the Co-op of the 21st Century is to provide value to our subscribers and generate interest for new AJOL subscriptions and renewals.

E. NETWORK MARKETING DISTRIBUTION

                    We sell the MOJICO hardware and Kamome products through a network marketing and distribution system.  An AJOL distributor is required to be a subscriber to our proprietary “Pan Pacific Online” interactive database to sell MOJICO hardware and Kamome products.  All subscribers have an opportunity to become a MOJICO distributor. Subscribers, who desire to become distributors, must undergo an application and screening process.  We refer to our subscribers who sell the MOJICO hardware and/or Kamome products as “distributors.”  Unlike traditional distributors in a network marketing distribution system, our “distributors” are not required to purchase or maintain inventory of MOJICO hardware or Kamome products, and therefore are not at financial risk if they do not complete sales.  We bear the risk of obtaining and maintaining inventory.  Distributors submit product orders to us, which we then fulfill. Payments for our products are made directly to us.  Approximately fifty percent (50%) of the sales price of each MOJICO unit is paid to distributors based on a commission schedule (discussed above), which spreads the payout among the various levels of the distributor network.

                    We emphasize and encourage subscribers to develop personal relationships among subscribers and between subscribers and non-subscribers as a vehicle to increase awareness of AJOL and its products.  We believe that the subscribers’ efforts to create personal relationships among themselves and with non-subscribers create beneficial word of mouth advertising for our products and services.  We sponsor social events, which include recreational events, for our subscribers and their non-subscriber guests throughout Japan to encourage interaction among subscribers and potential subscribers.

                    We sponsor approximately 600 training sessions per year for our distributors.  We also sponsor approximately one hundred fifty (150) social and recreational events, for our subscribers and their guests throughout Japan to encourage interaction among subscribers and potential subscribers.  Distributors are required to attend at least a monthly training session to retain the right to be a distributor. Subscribers who lose the right to be a distributor, for any reason, must apply to reacquire distributor status.

                    AJOL’s Honorary Chairman, Mr. Yoshihiro Aota, places emphasis on and personally speaks at many of these events. Attendees may consist of subscribers and non-subscribers.  The underlying themes of Mr. Aota’s presentations include the benefits of purchasing Kamome brand products through the “Co-op of the 21st Century.” Mr. Aota may be viewed as a motivational speaker who is the personification of AJOL.

                    There are currently approximately 140,000 distributors who are authorized to sell AJOL’s products. As of March 31, 2005,  approximately six thousand eight hundred (6,800) are considered active commission earners and one thousand sixty eight (1,068) of those maintain storefront businesses displaying our products referred to as “Cabins.” Subscribers who are also distributors who sell our products on a full time basis independently operate these “Cabins.” We do not grant any exclusive distribution rights based on geographic boundaries.

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

                    Basic demographic information regarding our subscribers is as follows:

AGE		GENDER

20’s	10%	Male	57%
30’s	31%	Female	43%
40’s	24%
50’s	21%
over 60	14%

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

                    Total commissions paid to the various levels of the distributor network approximate fifty percent (50%) of the sales price of each MOJICO unit. For Kamome products, total commissions paid and costs of products are set to yield us a margin of twenty-three percent (23%) of the purchase price paid by the purchaser. The formula for commissions on Kamome products is as follows:

                    Sales Price - Cost of Product Sold = Gross Profit

                    Sales Price X 23% = AJOL Margin

                    Gross Profit - AJOL Margin = Commission

F. SALES OF PRODUCT AND SERVICES/SUBSCRIBER BASE

                    The following is a table of MOJICO units sold, revenues derived from MOJICO hardware sales and subscriptions to our “Pan Pacific Online” interactive database which have been classified as product sales and network services in our financial statements.  Other “On-line Services,” as classified in our financial statements, are comprised of revenues from various food products that utilize our proprietary “Kamome” brand.  Commission revenue earned on sales of insurance, tickets to various events, travel packages and other sales through “Pan Pacific On-Line” is classified as “Other On-Line Services” in our financial statements.

Fiscal Year End (March 31)	MOJICO Units Sold	Product Sales and Network Services	% of Sales	Other On-Line Services	% of Sales
March 31, 2005	28,922	$105,945,832	81.5%	$24,111,718	18.5%
March 31, 2004	25,624	$115,520,916	84.4%	20,819,495	15.2%
March 31, 2003	29,282	117,822,356	87.3%	17,163,468	12.7%
March 31, 2002	34,510	116,375,620	89.6%	13,537,232	10.4%
March 31, 2001	35,720	129,251,997	90.9%	12,998,276	9.1%

                    At March 31, 2005, we had approximately 410,000 cumulative subscribers. The cumulative subscribers represent customers who have purchased MOJICO units.  These customers can view the Pan Pacific Online database, but do not necessarily have access to our interactive feature.  In addition, they are eligible to purchase “Kamome” brand products and receive periodic mailings, which feature new “Kamome” products, and social and community service activities endorsed or sponsored by us.

                    While all purchasers of our MOJICO products initially pay for subscriptions to our interactive database, they must renew their subscription status annually for approximately $98. We have not changed the annual dues for the last five (5) years and do not intend to make changes in the foreseeable future.

New and renewed subscriptions are as follows:

Year ended March 31:
2005	2004	2003	2002	2001

107,113	110,766	108,623	94,319	82,885

G. PATENTS AND TRADEMARKS HELD

We currently own the rights to the following registered trademarks in Japan: “Acube”, “Pan Pacific Online”, and “Kamome”.  Additionally, we own the registered trademark rights to “Pan Pacific Online” in the United States.

H. COMPETITIVE CONDITIONS

To our knowledge there are no other companies that offer an identical combination of products and services to Japanese consumers.   With MOJICO users at the focal point, we intend to establish our own closed market of customized information, products and services. However, the market for companies that operate similar businesses i.e., providing interactive telecommunications products and/or services is highly and intensely competitive.  We are and will continue to be in competition with companies with substantially longer operating histories, greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than that of AJOL.

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

A device with functions most similar to the company’s SF70 is NTT L-mode fax machine. The L-mode fax machine features fax and e-mail capabilities as well as a liquid crystal display screen from which sixteen genres of information covering weather, shopping, restaurant, entertainment, travel and others may be accessed.  The primary difference of the L-mode with our SF70 is the content of the database and their providers.  The L-mode content is provided by for profit entities unrelated to NTT-West and NTT-East. NTT-West and NTT-East are companies resulting from the break-up of NTT.  These entities pay fees to NTT-West and NTT-East for the privilege of providing content through the L-mode.  NTT-West and NTT-East are restricted from providing any content and further limited from entering the market due to geographical restrictions, as a matter of Japanese law, on where they may conduct business.  The content accessed through the SF70 is furnished by AJOL and our subscribers, who are not charged any fees for inclusion of content submitted in the database.  Additionally, we do not have any geographical restrictions, imposed by Japanese law, as to where we may conduct business.

We believe the L-mode caters to a different market from our SF70 for the following reasons:

	SF70	L-mode
Database Sponsor	PPOL	NTT-East or NTT-West
Interactive	Yes	No
Content Provider	Subscribers and database sponsor	Commercial entities only: database sponsor cannot provide content
Content Nature	Non-commercial and commercial	Solely commercial
Geographic Coverage	Nationwide	Limited to western Japan for NTT-West and eastern Japan for NTT- East
Fees for Inclusion of Content	No fees	Fees charged
Social Activities for Subscribers	Many throughout the year	None
Community Service Activities for Subscribers	Many throughout the year	None

                    Other companies not currently operating in AJOL’s industry may attempt to launch a business that is similar to or identical to AJOL’s in the future.  New or existing competitors may develop products and/or services comparable to or superior to those offered by AJOL. Competitors may devote substantially greater resources to the development and promotion of their products. They may also adapt more quickly to industry trends, new technologies, and customer preferences.  As a result, there can be no assurances that AJOL will be able to compete effectively in the industry in which it operates.  However, at this time, we have no knowledge of any other entities that may attempt to launch a business that is similar to or identical to AJOL’s.  Further, we believe that the (1) initial capital investment required, (2) time required to cultivate a subscriber base we possess, (3) know-how required to develop a database, such as ours, that is constantly updated, and (4) creation of a workforce are significant barriers to others who may desire to enter the market.

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

I. RESEARCH AND DEVELOPMENT ACTIVITIES

                    We conduct research and development activities primarily aimed at improving the speed and stability of our central information processing systems.  We contract out our research and development (“R&D”) activities to external research laboratories.

Our research and development expenditures for each of the last three fiscal years are as follows:

Year	R&D Expenditures
2005	$279,204
2004	1,653,331
2003	300,691

J. ENVIRONMENTAL MATTERS

                    Japanese law requires that we dispose of returned or damaged MOJICO units in an environmentally safe manner. We fully comply with Japanese law.  The cost of this compliance is not material to us.

K. EMPLOYEE AND LABOR MATTERS

                    As of March 31, 2005, we employed 43 people on a full-time basis. We also employed 54 part-time employees and 110 others who are contracted through temporary employment agencies. AJOL utilizes part-time employees and those contracted through temporary employment agencies to provide specialized skills and clerical tasks on an “as needed” basis.  Utilization of such personnel gives us the flexibility of expanding and contracting our staffing levels quickly as considered necessary by the level of our operations.  None of our employees is represented by labor unions. We are not a party to any collective bargaining agreements or labor union contracts. We have not been the subject of any material strikes or employment disruptions in our history.

L. HEAD OFFICE

                    PPOL’s corporate office was located at 11661 San Vicente Boulevard, Suite 901, Los Angeles, California 90049.   On July 1, 2005, we relocated to One City Boulevard West, Suite 820, Orange, California 92868 (telephone 714-937-3211).

                    AJOL’s corporate office is located at the Aoyama Oval Building 3F, Jingu-mae 5-52-2, Shibuya-ku, Tokyo, Japan 150-0001 (telephone 03-5467-3015).  The present lease, which was originally through March 31, 2005, has been extended through October 2, 2005.  Management is currently evaluating its options regarding the extension of the present lease or relocation.

M. FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

                    (1) PPOL

                    PPOL has not derived any revenue either domestically or internationally from the operation of any business during the last three fiscal years and does not currently intend to actively operate any business, either within the United States or internationally, other than holding 100% of the common stock of AJOL and K.K. U Service, a Japanese corporation acquired on May 30, 2005, except that PPOL has entered into two (2) separate service agreements with a former and current shareholder, namely, Forval Corporation and Leo Global Fund, respectively, to provide them research on investment opportunities and market trends in the United States. During the quarter ended December 31, 2002, PPOL received an upfront payment of $483,858 in connection with the foregoing services.  PPOL completed these services in fiscal 2004 at which time the Company recorded the associated revenue.

                    (2) PPOL’s Subsidiaries (AJOL & Gatefor)

                    For each of the last three fiscal years, all of AJOL’s operations have been conducted in Japan, and AJOL currently has no operations in countries other than Japan.

                    From June 16, 2004 (inception) to March 31, 2005, Gatefor’s operations were conducted solely in Japan.

                    On May 30, 2005, K.K. U Service corporation was acquired by PPOL.  K.K. U Service is a Japanese corporation with substantially all of its operations in Japan.

ITEM 2.     PROPERTIES

                PPOL’s corporate office was located at 11661 San Vicente Boulevard, Suite 901, Los Angeles, California 90049 through June 30, 2005.  From July 1, 2005, we relocated to One City Boulevard West, Suite 820, Orange, California 92868 (telephone 714-937-3211) where we will sublease a 746 square foot administrative office from a private entity controlled by our CFO at $750 per month on a month to month basis.

                    AJOL’s corporate office is located at the Aoyama Oval Building 3F, Jingu-mae 5-52-2, Shibuya-ku, Tokyo, Japan 150-0001 (telephone 03-5467-3015).  The present lease for 11,818 square feet, which was originally through March 31, 2005, has been extended through October 2, 2005.  Management is currently evaluating its options regarding the extension of the present lease or relocation.

ITEM 3.     LEGAL PROCEEDINGS

                None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                The Company’s Common Stock began trading on the Over the Counter Bulletin Board (OTCBB) during the third fiscal quarter of the fiscal year ended March 31, 2004, specifically from on October 14, 2003.  The Company is currently quoted on the OTC Bulletin Board system (“OTCBB”), and can be located on the OTCBB under the symbol “PPLC.”  The following chart lists the high and low closing stock price range from the Company’s market makers.  These over-the-counter market quotations reflect the inter-deal prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

Year Ended March 31, 2005	High	Low

First Quarter	$5.00	$3.10

Second Quarter	$4.00	$3.65

Third Quarter	$4.00	$3.60

Fourth Quarter	$4.00	$3.15

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

ITEM 6.     SELECTED FINANCIAL DATA

                The following selected consolidated financial data as of and for the years ended March 31, 2001, 2002, 2003, 2004 and 2005 have been derived from and qualified by reference to our audited consolidated financial statements.

	Year ended March 31:
	2001	2002	2003	2004	2005

Net Revenues	$142,250,273	$129,912,852	$134,985,824	$136,824,269	$130,057,550
Net Income (loss)	(1,564,934)	2,997,017	5,995,682	7,722,366	(2,740,733)
Net Income (loss) per commonshare, basic	(0.09)	0.18	0.34	0.43	(0.15)
Net Income (loss) per common share, diluted	(0.09)	0.18	0.34	0.43	(0.15)
Total Assets	166,270,537	154,783,604	161,548,658	160,369,283	152,588,310
Long-term obligations	—	—	—	—	—
Cash dividends declared per common share	0.06	0.05	0.05	—	—

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed under “Risk Factors” discussed below.  Any forward-looking statements speak only as of the date such statements are made.

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

                Effective April 1, 2002, PPOL acquired one hundred percent of the issued and outstanding stock of AJOL from AJOL’s pre-transaction shareholders.  In exchange for the AJOL shares, PPOL issued common stock such that immediately after the transaction, the pre-transaction shareholders of AJOL owned ninety-five percent (95%) of the issued and outstanding shares of PPOL.  The holdings of the pre-transaction shareholders of PPOL were diluted by the issuance of the new shares such that immediately after the transaction, the pre-transaction shareholders of PPOL owned five percent (5%) of the total issued and outstanding shares of PPOL.  Virtually all of PPOL’s consolidated activities are conducted through its wholly-owned subsidiary, AJOL.

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

                AJOL’s sources of revenue consist of sales of the MOJICO equipment, subscriber fees for use of the Pan Pacific Online service, and the sale of goods and services to Pan Pacific Online subscribers.  A potential strategy under consideration to increase the number of subscribers using the Pan Pacific Online Service is to offer its paper based communication system to subscribers in countries other than Japan which utilize KANJI characters extensively and by integrating the MOJICO system with technologically competitive internet and cellular telephone technologies.

                AJOL is involved in providing information and mail order services for its members by a telecommunications infrastructure, as a base through its proprietary network terminal (SF-70).

                From a macro viewpoint, AJOL is involved in the Network Service Provider (NSP) industry.  Within this industry categorization, the Internet has taken the lead.  As a trend of the industry, the revenues derived have not exceeded the excessive plant-and-equipment investment required for the telecom infrastructure, high connection fees and subscriber acquisition costs. However, AJOL offers its proprietary network service through its “handwritten database” using the Internet.  Information dispatch can be performed in “handwriting” from the terminal of SF70 in which complicated operations are not required by the subscriber seeking access to the proprietary database. In addition, AJOL is not merely a network service provider enterprise.  At the core of our corporate value is face to face interchange amongst our subscribers.  AJOL holds approximately 600 meetings throughout Japan on an annual basis where its subscribers meet other subscribers and prospective subscribers.  Within the background of AJOL’s continued profitability in the turbulent NSP industry is its close interpersonal contact with its subscribers.

                During fiscal 2005, PPOL entered and exited from the business of computer software sales.

                On May 30, 2005, we completed the acquisition of K.K. U Service, a Japanese corporation (“USC”) based in Tokyo, Japan. Pursuant to a Purchase Agreement (the “Purchase Agreement”), dated as of May 30, 2005, by and between PPOL, USC and K.K. Green Capital, a Japan corporation (the “Seller”), Registrant purchased from Seller all of the issued and outstanding shares of USC in exchange for an amount equal to JPY 380,000,000 (US$3,522,432). The seller is the majority owner of Foster Strategic Management Partnership, a Singapore partnership, which owns approximately 10,547,594 shares of PPOL’s Common Stock, representing approximately 58.62% of PPOL’s issued and outstanding Common Stock.

USC is in the business of planning, development, sales and marketing, and import/export of telephones, fax, copier, computer and peripheral equipment.

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

                ACQUISITION OF AJOL. Effective April 1, 2002, PPOL acquired one hundred percent of the outstanding stock of AJOL. The transaction was accounted for as a purchase and constitutes an “Acquired Business” within the meaning of Rule 3-05. AJOL has historically reported its operations on the basis of a fiscal year ending March 31, and PPOL has adopted March 31 as its fiscal year for consolidated financial reporting beginning effective March 31, 2002. AJOL maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in Japan.  Certain adjustments and reclassifications have been incorporated in the financial information presented to conform with accounting principles generally accepted in the United States, (i.e. “U.S. GAAP”) and in accordance with the Public Company Accounting Oversight Board. AJOL reports its operations as a single business segment.

                PRODUCT SALES, NETWORK SERVICES. Product sales, sales of Pan Pacific Online subscriptions and the granting of distributor licenses are considered a bundled transaction for revenue recognition purposes.  Revenue recognition from the sale of products and online subscriptions is deferred and recognized over the expected service period of the contracts. Costs are similarly deferred and matched against the revenue as it is recognized.  Revenue from other online products and goods sold by Pan Pacific Online is recognized at the time the goods and products are delivered to the customer. All reported revenue is earned by AJOL’s activities in Japan. The retail price of a MOJICO unit was approximately $3,715 as of March 31, 2005. The average price for an annual subscription to Pan Pacific Online, exclusive of the cost of the MOJICO equipment was $98 for the year ended March 31, 2004. AJOL anticipates that the average cost of the MOJICO equipment and Pan Pacific Online subscriptions will remain to be $3,715 and $98, respectively, for the foreseeable future. During the fiscal years ended March 31, 2005, 2004 and 2003, MOJICO unit sales were 28,922, 25,624 and 29,282 respectively.

                OTHER ON-LINE PRODUCTS. AJOL’s has created a proprietary brand “Kamome” for use in the sale of products associated with AJOL.  Kamome products may only be purchased by subscribers to the Pan Pacific Online network.  The Kamome brand is granted to companies that sell products to AJOL through a distribution agreement with AJOL, and which pass AJOL’s quality control criteria.  The Kamome brand is added to the selling company’s existing brand, and products are sold with dual branding.  Additionally, AJOL is using the Kamome brand as a private brand on a limited basis.  Kamome products appear in catalogs which are distributed quarterly to subscribers and updated via the AJOL database system.

                COST OF SALES. Cost of sales are substantially comprised of the acquisition cost of products sold, and writeoffs of products considered to be slow moving or obsolete.

                DISTRIBUTOR INCENTIVES. Distributor incentives are primarily comprised of commissions paid to its distributors. AJOL pays commissions at the rate of 76% of “commissionable sales” on the sale of all tangible products, but none on services on which AJOL receives commissions from the service providers.  Commissionable sales do not reflect the purchase price paid by its purchaser. Rather, the commissionable sales amount is determined solely by AJOL for each product to yield AJOL an aggregate margin targeted at 23% of the purchase price paid by the purchaser, in the aggregate, after deducting commissions paid and cost of goods sold.

                Distributors earn commission income on the sale of all tangible AJOL products, but none on services.  Distributors are not required to maintain inventories, and therefore are not at financial risk if they do not complete sales.  Distributors accept orders for MOJICO hardware as well as Kamome products and submit the orders to AJOL for processing.  AJOL fills the orders and allocates the commission among the applicable levels of the distributor network.  Currently, fifty percent (50%) of the sales price of each MOJICO unit is paid to subscriber distributors based on a commission schedule, which spreads the payout among the various levels of the distributor network.  For MOJICO unit sales, this equates to 76% of “commissionable sales” described in the previous paragraph. In addition, distributor incentives include assistance payments made to distributors who establish retail outlets referred to as “Cabins.”  Subscribers that are also distributors who sell AJOL products on a full time basis independently operate these “Cabins.” AJOL does not grant any exclusive distribution rights based on geographic boundaries.  We had 1,068 cabins as of March 31, 2005.

                SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses are comprised of payroll and related costs, marketing, public relations, meetings held for subscribers and prospective subscribers, depreciation and amortization, lease fees, telecommunications, and other operating expenses incurred in the ordinary course of the Company’s business.

Results of Operations:        The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended March 31,
	2003	2004	2005

Revenues:
Product Sales, Network Sales	87.3%	84.4%	81.5%
Other Online Products	12.7%	15.2%	18.5%
Consulting	0%	0.4%	0%
Total Revenues	100.0%	100.00%	100.00%
Cost of Sales and Expenses:
Cost of Sales	22.4%	24.6%	28.4%
Distributor Incentives	52.0%	49.7%	47.8%
Selling General and Administrative	18.5%	17.4%	22.1%
Total Cost of Sales and Expenses	92.9%	91.7%	98.3%
Operating Income	7.1%	8.3%	1.7%

Other Income (Expense)	(0.6% )	—%	(0.2% )

Income Before Taxes	6.5%	8.3%	1.5%

Income Taxes	2.1%	2.7%	2.1%

(Loss) from discontinued operations	—	—	1.5%

Net Income (loss)	4.4%	5.6%	(2.1% )

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004

PRODUCT SALES AND NETWORK SERVICES. For the year ended March 31, 2005, revenues decreased by 8.29% over the prior year from $115,520,916 in the year ended March 31, 2004 to $105,945,832 for the year ended March 31, 2005.  The decrease in product sales and network services is primarily due to a corresponding decrease in MOJICO unit sales.

OTHER ON-LINE PRODUCTS. Overall revenues from other on-line products increased 15.81% for the year ended March 31, 2005 over the prior year from $20,819,495 in the year ended March 31, 2004  to $24,111,718 for the year ended March 31, 2005.  This reflects AJOL’s continuing shift of revenues from products with a higher gross margin, in particular mail order goods.  This was made possible when AJOL introduce the “cube” billing system, in which the subscribers’ bank accounts or credit cards are charged a pre-determined amount each month for the purchase of goods.  This has accelerated the shipment of products as shipments can be made when ordered rather than upon receipt of payment.

COST OF SALES.  Cost of sales increased despite the decrease in sales for the year ended March 31, 2005.   Management attributes the increase to the revenue mix containing lower gross profit percentage items.  Additionally, the Company accrued expenses for “appreciation gifts” to insureds who had no claims.

DISTRIBUTOR INCENTIVES. In line with the overall decrease in sales for the year ended March 31, 2005, distributor incentives also decreased 8.64% from $67,976,680 to $62,106,377 for the years ended March 31, 2004 and 2005 respectively.  The decrease is primarily due to the lower mix of commissionable sales in the current year and also lower MOJICO unit sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses increased by 20.78% from $23,831,706  to $28,783,491 for the years ended March 31, 2004 and 2005, respectively.  This increase is attributable to increased direct marketing expenses,  travel and remuneration/expenses of independent outside directors.  Additionally, information system maintenance expenses increased over the prior year.

OTHER EXPENSE, NET. The increase in other expenses, net from $119,721 to $229,962 for the years ended March 31, 2004 and 2005 respectively is primarily attributable to approximately $80,000 in devaluation of corporate memberships to current market values.

INCOME TAXES.  Income taxes exceeded income before income taxes during the year ended March 31, 2005.  AJOL is subject to Japanese taxing authorities on a standalone basis.  Losses incurred at PPOL are not offset against AJOL’s income which therefore gives the appearance of a relatively high tax liability in comparison to the consolidated income before tax amount. The change from the prior year is also attributable to unrealized foreign currency transactions.

(LOSS) FROM DISCONTINUED OPERATIONS. The loss from discontinued operations is related to a one time loss associated with PPOL’s entry into and exit from sales of computer software during the year.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003

PRODUCT SALES AND NETWORK SERVICES. For the year ended March 31, 2004, revenues decreased by 2.0% over the prior year from $117,822,356 in the year ended March 31, 2003 to $115,520,916 for the year ended March 31, 2004.  The decrease in sales is primarily due to the decline in MOJICO unit sales.

OTHER ON-LINE PRODUCTS. Overall revenues from other on-line products increased 21.3% for the year ended March 31, 2004 over the prior year from $17,163,468 to $20,819,495 respectively.  This reflects AJOL’s continuing shift of revenues from products with a higher gross margin, in particular mail order goods.

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

                Cash and cash equivalents totaled $12,007,537 at March 31, 2005, a decrease of $76,019 from March 31, 2004. Cash provided by (used in) operations during 2005 was approximately $3,120,000 compared with $11,393,000 and $(3,281,000), in 2004 and 2003, respectively.  Cash used in investing activities, primarily comprised of additions to investment in software , was approximately $6,808,000, $5,270,000, and $2,190,000 for the years ended March 31, 2005, 2004 and 2003, respectively.  Cash provided by (used for) financing activities of $4,028,000, ($5,000) and ($947,000) during the years ended March 31, 2005, 2004 and 2003, respectively.  AJOL currently has available a $4.7 million revolving bank credit facility with Mizuho Bank, a Japanese bank, that is generally used to finance temporary operating cash requirements at 1.195% above money market rates expiring on August 31, 2005.  This credit line was unused at March 31, 2005 and 2004.  Management believes that cash flow from operations and the revolving credit facility will adequately meet its working capital needs for the foreseeable future.

                On May 31, 2005, we completed the private placement of 2,549,129 shares without registration under the Securities Act of 1933, as amended in reliance on one or more exemptions from the registration requirements under the Act, including Regulation D. This private placement resulted in our raising $10,196,516 at a price of $4 per share.  This financing provided us with sufficient working capital to continue to focus on our goals and acquisition of K.K. U Service, as described in Part I, Item 1 Section A.

CONTRACTUAL OBLIGATIONS

The Company’s operating lease & purchase obligations as of March 31, 2005 are as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$26,250	$26,250	—	—	—
Service Provider Contracts	1,072,997	1,072,997	—	—	—
Total	$1,099,247	$1,099,247	—	—	—

The Company projects that it will need to satisfy at least $1.1 million of lease and purchase obligations within the fiscal year ended March 31, 2006.

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

                The resulting changes in the financial statements due to the fluctuating exchange rates do not indicate any underlying changes in the financial position of the international subsidiary but merely reflect the adjustment in the carrying value of the net assets of the subsidiary at the current U.S. dollar exchange rate.  Due to the long-term nature of PPOL’s investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders’ equity.  PPOL monitors its currency exposures but does not hedge its translation exposures primarily due to the long-term nature of its investment.

Critical Accounting Policies

                The Company’s accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements.   As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and such difference may be material to the financial statements.  The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily deferred costs and deferred revenue balances, allowance for doubtful accounts and allowance for obsolete inventory.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  The Company reevaluates these significant factors as facts and circumstances change.

Recent Financial Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight,  handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and  neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

UNPROVEN BUSINESS MODEL

                We cannot predict whether or not we will be successful because our business model is unproven and its market is developing. It is too early to reliably ascertain market penetration for our products and services.  If future demand for AJOL’s products and services, including, but not limited to demand for the MOJICO hardware and Kamome brand products is lower than anticipated, or the costs of attracting subscribers is higher than anticipated, then our financial condition and results from operations will be materially and adversely affected.

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

FOREIGN CURRENCY (YEN) FLUCTUATIONS

                Substantially all of our revenue and expenses are received and incurred in Japanese Yen. Variation in foreign exchange rates may substantially affect our revenue, expenses, and net income in U.S. dollar terms. In preparing our financial statements, we translate revenue and expenses from Japanese Yen into U.S. dollars using weighted average exchange rates.  If the U.S. dollar strengthens relative to the Yen, our reported revenue, gross profits and net income will likely be reduced. For example, in 2001, the Japanese Yen significantly weakened, which reduced our operating results on a U.S. dollar reported basis. The Company’s 2005 operating results could be similarly harmed if the Japanese Yen weakens from current levels.  Given the unpredictability of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.

POOR JAPANESE ECONOMIC CONDITIONS

                Economic conditions in Japan have been poor in recent years and may worsen or not improve.  Continued or worsening economic and political conditions in Japan could further reduce our revenue and net income.

RELIANCE ON HANDWRITTEN MOJI CHARACTERS AS PREFERRED METHOD OF WRITTEN COMMUNICATIONS

                We rely on the desire of subscribers and potential subscribers to use handwritten Moji (characters) as their preferred method of written communication as an underlying material assumption for the continuing success of its business.  A subscriber’s or potential subscriber’s desire to use handwritten Moji (characters) is a matter of personal preference, which is unpredictable.  Any negative changes in perception by subscribers and potential subscribers as to their desire to use handwritten Moji characters as their preferred method of written communication, for any reason, including the emergence of new, different, or alternative forms of written communications, could have a materially adverse affect on us and our business.

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

                The loss of a group of high-level distributors, or a group of leading distributors in the distributor’s network of lower level distributors, whether by their own choice or through disciplinary actions for violations of our policies and procedures could negatively impact the growth of distributors and our revenue.  There is no leading distributor whose departure, alone, will have a material impact on the financial position or results of operations.

                In addition, our operations in Japan face significant competition from existing and new competitors. Our operations would also be harmed if our planned growth initiatives fail to generate continued interest and enthusiasm among our distributors in this market and fail to attract new distributors.

DEPENDENCE ON  MR. AOTA

                    We are highly dependent upon AJOL’s Honorary Chairman, Yoshihiro Aota, to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota’s talents, efforts, personality and leadership have been, and continue to be, critical to us and our success. The diminution or loss of the services of Mr. Aota, and any negative market or industry perception arising from that diminution or loss, would have a material adverse affect on our business. We are investigating, but have not obtained “Key Executive Insurance” with respect to Mr. Aota.

         Also, if Mr. Aota’s services become unavailable, our business and prospects could be materially adversely affected. We do not have an employment agreement with Mr. Aota. If we lose Mr. Aota’s services, for any reason, including as a result of Mr. Aota’s voluntary resignation or retirement, our business could be materially and adversely affected.

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

INTERNET USAGE RATES AND LONG DISTANCE TELEPHONE RATES

                Our subscribers obtain access to AJOL’s network via either the Internet or telephone service.  The costs that subscribers incur in obtaining access to our network via these channels are beyond the control of AJOL.  Any increase in long distance telephone rates or rates for accessing the Internet could materially and adversely affect demand for our products and services.

RELIANCE ON INTERNET AS TRANSMISSION MEDIUM

                Our future success will depend upon our ability to route our customers’ traffic through the Internet and through other data transmission media.  Our success is largely dependent upon the viability of the Internet as a medium for the transmission of subscriber related data.  There can be no assurance that the Internet will prove to be a viable communications media, that document transmission will be reliable, or that capacity constraints which inhibit efficient document transmission will not develop.  The Internet may not prove to be a viable avenue to transmit communications for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, traffic congestion, inconsistent quality or speed of service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or lack of timely development and commercialization of performance improvements.

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

RELIANCE ON THIRD PARTY ACCESS FOR TELECOMMUNICATIONS

                We rely on third parties to provide our subscribers with access to the Internet.  There can be no assurance that a third party’s current pricing structure for access to and use of the Internet will not change unfavorably and, if the pricing structure changes unfavorably, our business, prospects, financial condition and results of operations could be materially and adversely affected.

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

DEPENDENCE ON VENDOR

                The MOJICO machine is produced by an unrelated Original Equipment Manufacturer (OEM).  Should this OEM become incapable or unwilling to produce the MOJICO for any reason, we could face a temporary decline in MOJICO sales until another electronics manufacturer is sourced and ready to produce the machines.

MINORITY SHAREHOLDER STATUS

                Foster Strategic Investment Partnership and Leo Global Fund hold 58.62% and 17.45% respectively of PPOL’s common stock. Acting alone, Foster Strategic Investment Partnership, as a majority shareholder, has significant influence on PPOL’s policies.  Foster Strategic Investment Partnership and Leo Global Fund, collectively, control 76.07% of PPOL’s outstanding shares, representing 76.07% of PPOL’s voting power.  As a result, Foster Strategic Investment Partnership and Leo Global Fund, acting together, will have the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of PPOL’s entire Board of Directors, any merger, consolidation or sale of all or substantially all of PPOL’s assets, and the ability to control PPOL’s and our management and affairs.

NO LOCK-UP AGREEMENT BETWEEN FOSTER STRATEGIC INVESTMENT PARTNERSHIP AND LEO GLOBAL FUND

                To date, PPOL has not entered into a separate lock-up arrangement with Foster Strategic Investment Partnership and Leo Global Fund pursuant to which these shareholders would agree to be subject to volume and sale restrictions that will limit their ability to sell shares in addition to the restrictions set forth under Rule 144.  If a suitable lock-up agreement is not in effect, then Foster Strategic Investment Partnership and/or Leo Global Fund may be eligible to sell a large volume of shares, which could cause the price of PPOL’s shares to decline.

NO HISTORY AS REPORTING COMPANY

                Prior to the effective date of the PPOL’s filing of Form 10, PPOL has never been a public company, subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, and PPOL expects that the obligations of being a public company, including substantial public reporting and investor relations obligations, will require significant continuing additional expenditures, place additional demands on our management and may require the hiring of additional personnel.  We may need to implement additional systems in order to adequately function as a reporting public company.  Such expenditures could adversely affect our financial condition and results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The information required by Item 7A of this Form 10-K is incorporated herein by reference to the information contained above in Item 7 of this Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Currency Risk and Exchange Rate Information” and “Foreign Currency (Yen) Fluctuations.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.             Information required by this item appears at pages F-1 through F-18, attached to this Form 10-K report.

2.             Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is set forth in the financial statements or notes thereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

                The Board of Directors has concluded that the delay in submitting this 10-K filing was a result of the change in all directors and officers on March 31, 2005, the date of our yearend.  It has further concluded that such delay does not indicate any weaknesses in the controls and procedures designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission.  However, we expect the filing of our 10-Q for the quarter ended June 30, 2006 will be filed delinquently as a result of new management devoting substantial attention to this 10-K for the fiscal year which ended on the date they were installed as senior management.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information required by this Item 10 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2005.

ITEM 11.    EXECUTIVE COMPENSATION

                The information required by this Item 11 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by this Item 12 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

                The information required by this Item 13 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2005 and in Note 6 of the consolidated financial statements contained in this Form 10-K report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Part III is hereby incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended March 31, 2005.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

(1)   The financial statements required by Item 8 of this report are filed in the report on pages F1-F20.

(2)   The following financial statement schedule of PPOL, Inc. and its subsidiary for the fiscal years ended March 31, 2004, 2003 and 2002 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of PPOL, Inc. and its subsidiary:

Schedule II: Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)   See exhibit list below.

(b)   During the quarter ended March 31, 2005 through this filing, we filed the following reports on Form 8-K:

(1)   On April 4, 2005 the Company filed a Current Report on Form 8-K under item 1.01, Entry into a Material Definitive Agreement, which reported the sale of investments made into Gatefor, Inc. and Object Innovation to its then majority shareholder, Forval Corporation   Additionally, the Company reported Changes in Control of the Registrant under item 5.01 whereby Foster Strategic Fund acquired 10,547,594 shares of PPOL, representing 58.6% of PPOL’s outstanding shares  for approximately $8,370,000.  Addtionally, the Company reported the Departure of Directors or Principle Officers, Election of Directors and Appointment of Principle Officers pursuant to Item 5.02.

(2)   On April 11, 2005, the Company reported Other Events and Regulation FD Disclosure pursuant to Item 8.01 wherein the Company completed the change in control of the Company under which Forval Corporation’s ownership in PPOL was transferred to Foster Strategic Fund.

(3)   On May 24, 2005, the Company filed a Current Report on Form 8-K pursuant to Item 5.02 whereby Mr. Yoshihiro Aota was appointed to the board of directors and whereby Mr. Hisao Inoue announced his intention to resign as Chief Executive Officer of the Company effective August 2, 2005 which is the planned date of the annual shareholders’ meeting.

(4)   On June 3, 2005, the Company filed a Current Report on Form 8-K announcing the acquisition of K.K. U Service (“USC”), a Japanese corporation by purchasing all issued and outstanding shares for $3,522,432 from a related party.  Also, the Company announced the sale of 2,549,129 shares of its common stock to 4 purchasers for $10,196,516 in a private placement without registration under the Securities Act of 1933 as amended.

(5)   On July 13, 2005, the Company filed a Current Report on Form 8-K announcing the anticipated delay in filing the Company’s 10-K for the fiscal year ended March 31, 2005.

(6)   On July 26, 2005, the Company filed a Current Report on Form 8-K announcing the circumstances surrounding the increase of the number of shareholders of the Company.

(7)   On August 23, 2005, the Company filed a Current Report on Form 8-K announcing that a hearing was scheduled on September 1, 2005 with the OTCBB Filings Department of the National Association of Security Dealers to discuss the Company’s SEC reporting status.

(c)   Exhibits:

2.0          Stock Purchase and Business Combination Agreement (1)

3.1          Articles of Incorporation and Amendments thereto (1)

3.2          Bylaws(1)

10.5        Purchase Agreement between PPOL, Inc. and Forval Corporation for shares of Gatefor, Inc. and Object Innovation (4).

10.15  Purchase Agreement, dated as of May 30, 2005, by and between PPOL, Inc., a California corporation, K.K. Green Capital, a Japan corporation, and K.K. U Service, a Japan corporation. (5)

10.16  Stock Purchase Agreement, dated as of May 30, 2005, between PPOL, Inc., a California corporation, and K.K. Contents Provider Tokyo, a Japan corporation. (5)

10.17  Stock Purchase Agreement, dated as of May 30, 2005, between PPOL, Inc., a California corporation, and K.K. Seagull, a Japan corporation. (5)

10.18  Stock Purchase Agreement, dated as of May 30, 2005, between PPOL, Inc., a California corporation, and K.K. H.I. Consultants, a Japan corporation. (5)

10.19  Stock Purchase Agreement, dated as of May 30, 2005, between PPOL, Inc., a California corporation, and K.K. System Partners, a Japan corporation. (5)

10.20  Registration Rights Agreement, dated May 30, 2005, between PPOL, Inc., a California corporation and the INVESTORS (as defined).  (5)

14.0        Code of Ethics (2)

21.0    Subsidiaries of PPOL (3)

31.1    Certifications of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2    Certifications of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.0    Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1    Stock Purchase Agreement denoting change in control of registrant. (1)

(1) Previously filed with the SEC as an exhibit to SC 13D, filed on April 15, 2005, and is incorporated herein by reference.

(2) Previously filed with the SEC as exhibit 14.0 to the Company’s Form 10-K filed, on June 29, 2004, and is incorporated herein by reference.

(3) Filed herewith.

(4) Previously filed with the SEC an exhibit to the Company’s 8-k filed on April 4, 2005, and is incorporated herein by reference.

(5) Previously filed with the SEC an exhibit to the Company’s 8-k filed on June 3, 2005, and is incorporated herein by reference.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 31, 2005.

PPOL, INC.

By:	/s/ Hisao Inoue
Hisao Inoue, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 31, 2005.

Signature	Capacity in Which Signed

/s/ Hisao Inoue	Chairman of the Board and Chief Executive Officer
Hisao Inoue	(Principal Executive Officer)

/s/ Richard Izumi	Director and Chief Financial Officer
Richard Izumi	(Principal Financial Officer and Accounting Officer)

/s/ Masao Yamamoto	Director and Chief Operating Officer
Masao Yamamoto

PPOL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2005, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

Board of Directors

PPOL, Inc.

1 City Boulevard West

Suite 820

Orange, California  92868

We have audited the accompanying consolidated balance sheets of PPOL, Inc. and its subsidiary as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ deficit, cash flows and financial statement schedule for each of the three years in the period ended March 31, 2005, as listed in the appendix appearing under items 15(a)(1) and (2) of the Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PPOL, Inc. and its subsidiary as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California

August 17, 2005

PPOL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	March 31,
	2005	2004
Current assets:
Cash and cash equivalents	$12,007,537	$12,083,556
Trade accounts receivable	1,321,755	309,063
Inventories	1,064,082	2,651,259
Advance payments	1,054,393	—
Deferred costs, current	49,130,889	63,159,328
Deferred income taxes, current	8,358,713	9,467,524
Prepaid expenses and other current assets	515,905	423,784

Total current assets	73,453,274	88,094,514

Restricted cash	20,686,915	16,251,221
Property and equipment, net	905,703	1,250,975
Software, net	10,131,128	7,444,657
Deferred costs, non-current	36,999,841	37,042,494
Deferred income taxes, non-current	5,315,246	5,352,095
Lease deposits	742,583	766,457
Deposits	4,240,842	3,984,883
Other assets	112,778	181,987

	$152,588,310	$160,369,283

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$12,665,017	$11,281,024
Advances received	2,234,253	1,353,721
Loans payable - related party	1,115,760	—-
Deferred revenue, current	68,075,963	84,644,397
Income taxes payable	1,025,126	1,086,260
Other current liabilities	2,209,746	1,888,976

Total current liabilities	87,325,865	100,254,378

Advances received, Cube	20,686,915	16,251,221
Deferred revenue, non-current	49,106,165	49,155,662
Total liabilites	157,118,945	165,661,261

Commitments (Note 8)

Shareholders’ deficit:
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,993,752 and 17,993,752 shares issued and outstanding as of March 31, 2005 and 2004, respectively	17,994	17,994
Additional paid-in capital	6,274,923	3,362,359
Total other comprehensive income	905,819	316,307
Accumulated deficit	(11,729,371)	(8,988,638)

Total shareholders’ deficit	(4,530,635)	(5,291,978)

	$152,588,310	$160,369,283

The notes are an integral part of these financial statements

PPOL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year ended	Year ended	Year ended
	March 31, 2005	March 31, 2004	March 31, 2003
Net revenue:
Product sales and network services	$105,945,832	$115,520,916	$117,822,356
Other on-line services	24,111,718	20,819,495	17,163,468
Consulting — related parties	—	483,858	—

Total	130,057,550	136,824,269	134,985,824

Costs and expenses:
Cost of sales	36,931,113	33,604,194	30,191,220
Distributor incentives	62,106,377	67,976,680	70,175,111
Selling, general and administrative expenses	28,783,491	23,831,706	25,030,237

Total costs and expenses	127,820,981	125,412,580	125,396,568

Operating income	2,236,569	11,411,689	9,589,256

Other expense:
Interest expense	48,463	11,130	1,784
Other	181,499	108,591	820,640

Other expense, net	229,962	119,721	822,424

Income before income taxes and discontinued operations	2,006,607	11,291,968	8,766,832

Income taxes:
Current	1,618,916	2,217,544	2,335,397
Deferred	1,145,660	1,352,058	435,753

Total income taxes	2,764,576	3,569,602	2,771,150

Net (loss) income from continuing operations	(757,969)	7,722,366	5,995,682

Discontinued operations
Loss from discontinued segment, including no gain on disposal	1,982,764	—	—
Income tax benefit	—	—	—
	1,982,764	—	—

Net (loss) income	(2,740,733)	7,722,366	5,995,682

Other comprehensive (loss) income,
Foreign currency translation	589,512	(2,894,527)	(3,328,025)

Comprehensive income (loss)	(2,151,221)	$4,827,839	$2,667,657

Net income (loss) per common share,
Basic	($0.15)	$0.43	$0.34
Diluted	($0.15)	$0.43	$0.34

Weighted average common shares outstanding -
Basic	17,993,752	17,994,376	17,658,751
Diluted	17,993,752	17,994,376	17,658,751

The notes are an integral part of these financial statements

PPOL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Cumulative Othe Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, March 31, 2002, restated	17,095,174	$17,095	$3,392,605	$6,538,859	$(21,759,416)	$(11,810,857)

Foreign currency translation adjustment				(3,328,025)		(3,328,025)

Common stock issuance for acquisition of Diversified Strategies, Inc.	899,746	900	(25,448)			(24,548)

Dividends paid					(947,270)	(947,270)

Net income					5,995,682	5,995,682

Balance, March 31, 2003	17,994,920	17,995	3,367,157	3,210,834	(16,711,004)	(10,115,018)

Foreign currency translation adjustment				(2,894,527)		(2,894,527)

Fractional share liquidation	(1,168)	(1)	(4,798)			(4,799)
Net income					7,722,366	7,722,366

Balance, March 31, 2004	17,993,752	17,994	3,362,359	316,307	(8,988,638)	(5,291,978)

Capital contribution from majority shareholder (Note 6)			2,912,564			2,912,564
Foreign currency translation adjustment				589,512		589,512

Net (loss)					(2,740,733)	(2,740,733)

Balance, March 31, 2005	17,993,752	$17,994	$6,274,923	$905,819	$(11,729,371)	$(4,530,635)

The notes are an integral part of these financial statements

PPOL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	March 31, 2005	March 31, 2004	March 31, 2003
Cash flows provided by (used for) operating activities:
Net (loss) income	$(2,740,733)	$7,722,366	$5,995,682

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,377,326	2,507,399	1,688,718
Loss on sales/disposal of property, equipment
and software	66,687	109,004	118,247
Loss on sale of investment	21,060	—	—
Deferred income taxes	1,145,660	1,352,058	435,753

Changes in assets and liabilities:
(Increase) decrease in assets:
Restricted cash	(4,946,574)	(5,218,440)	(7,539,196)
Trade accounts receivables	(1,023,287)	(129,039)	2,455,780
Inventories	1,341,728	606,505	(1,656,210)
Advance payments	(1,055,392)	3,649,199	(1,219,653)
Deferred costs	10,960,350	26,597,010	11,667,326
Prepaid expenses and other current assets	(556,454)	648,218	(472,435)

Increase (decrease) in liabilities:
Accounts payable, including related parties	1,735,891	1,416,414	(5,501,900)
Advances received	923,571	(379,936)	510,984
Advances received—Cube	4,946,574	5,218,440	7,539,196
Deferred revenue	(12,462,083)	(33,680,432)	(15,898,319)
Income taxes payable	(14,718)	73,842	(737,808)
Other current liabilities	400,462	899,916	(667,213)

Total adjustments	5,860,801	3,670,158	(9,276,730)

Net cash provided by (used for) operating activities	3,120,068	11,392,524	(3,281,048)

Cash flows (used for) investing activities:
Proceeds from sale of property, equipment and software	365,886	—	—
Purchase of property, equipment and software	(7,164,787)	(2,941,327)	(1,457,331)
Investment in Object Innovation	(300,000)
Proceeds from sale of Object Innovation	278,940
Net (increase) decrease in deposits and other assets	11,826	(2,331,190)	(733,864)

Net cash (used for) investing activities	(6,808,135)	(5,272,517)	(2,191,195)

Cash flows provided by (used for) financing activities:
Proceeds from loan payable - related party	1,115,760	—	—
Capital contribution by majority shareholder	2,912,564		—
Fractional share liquidation		(4,799)
Dividends paid	—	—	(947,270)

Net cash provided by (used for) financing activities	4,028,324	(4,799)	(947,270)

Effects of exchange rate	(416,277)	1,077,513	(406,545)

Net increase (decrease) in cash and cash equivalents	(76,020)	7,192,721	(6,826,058)
Cash and cash equivalents, beginning of year	12,083,556	4,890,835	11,716,893

Cash and cash equivalents, end of year	$12,007,537	$12,083,556	$4,890,835

Supplemental cash flow information:
Interest paid	$19,000	$11,130	$1,780

Income taxes paid	$2,457,000	$2,188,171	$3,073,207

Supplemental schedule of noncash investing and financing activities – see Note 6

The notes are an integral part of these financial statements

PPOL, INC.

NOTES TO CONSOLIDATED STATEMENTS

(1)           Organization and Summary of Significant Accounting Policies:

                Organization:

PPOL, Inc. (“PPOL” or the “Company” or “we”) (formerly Diversified Strategies, Inc.), incorporated on May 19, 1993 in California, is primarily engaged in sales of multi-functional telecommunications equipment called MOJICO.  The Company distributes MOJICO throughout Japan through a network marketing system.  The Company has a network of registered distributors located throughout Japan that introduce purchasers to the Company. The Company operates in one operating segment.

Using MOJICO, the Company provides original telecommunication services called “Pan Pacific Online,” including MOJICO bulletin board and mail services.  The Company also provides various other on-line services through Pan Pacific Online such as ticket and mail-order services.  These sales and services are provided in Japan.

Sales of MOJICO hardware, Pan Pacific Online subscriptions and other on-line services, excluding 2004 consulting revenues which are not expected to recur, were as follows:

Year Ended March 31,	MOJICO Hardware	Online Subscriptions	Consumer Products	Total
2005	$91,523,295	$14,422,537	$24,111,718	$130,057,550
2004	$100,077,710	$15,443,206	$20,819,495	$136,340,411
2003	$103,809,418	$14,012,938	$17,163,468	$134,985,824

Effective August 15, 2002, the Company amended its articles of incorporation to increase its authorized shares of common stock from 10,000,000 to 100,000,000, change its name to PPOL, Inc. and effected a 7 to 1 reverse stock split. All share data presented in these financial statements have been affected for the reverse stock split.

PPOL was obligated to and did purchase the fractional shares that resulted from the reverse stock split at a price equal to the fractional share times the opening bid price of PPOL’s shares on October 14, 2003 (the date the shares became listed on the National Association of Securities Dealers’ OTC Bulletin Board).  Total consideration paid for these fractional shares amounted to $4,799.

On August 15, 2002, AJOL Co., LTD. (“AJOL”) was acquired by PPOL in a transaction accounted for as a recapitalization of AJOL.  AJOL issued 899,746 shares (post split) of its common stock for all of the issued and outstanding common stock of PPOL.  Prior to the merger PPOL had no business activity, and thus pro-forma information as though the Company’s had been combined for all periods presented has not been provided. For legal purposes, PPOL is the acquirer; for accounting purposes, AJOL has been treated as the acquirer.  Accordingly, AJOL is presented as the continuing entity, and the historical financial statements are those of AJOL.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company, PPOL, Inc., and its wholly owned subsidiaries, AJOL and Gatefor, Inc. (see Note 2), which was disposed on March 31, 2005.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation:

The Company maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in Japan.  Certain adjustments and reclassifications have been incorporated in the accompanying financial statements to conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These adjustments were not recorded in the statutory books of account.  The principal adjustments relate to accounting for:  (1) revenue and related cost adjustments, (2) compensated absences and (3) deferred assets and liabilities.

Reclassifications:

Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation.  These reclassifications did not have any effect on previously reported net income or shareholders’ deficit.

Translation of Foreign Currency

The Company’s functional currency is the Japanese Yen and its reporting currency is the United States Dollar. The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 52,” Foreign Currency Translation.” Assets and liabilities are translated at the exchange rate as of the respective balance sheet dates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in shareholders’ equity (deficit). Foreign currency transaction gains and losses are included in determining comprehensive income.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily deferred costs and deferred revenue balances, and allowance for obsolete inventory.

Cash and Cash Equivalents:

Cash and cash equivalents include all highly liquid investments, generally with original maturities of three months or less, that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of changes in interest rates.

Accounts Receivable:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Financial Instruments:

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, trade accounts receivable, accounts payable, and advance payments approximate their fair values as of March 31, 2005 and 2004.

Inventories:

Inventories, consisting of purchased merchandise for resale, are valued at the lower of cost (which is determined by the weighted average method) or market, including provisions for obsolescence.  Inventories are shown net of an allowance for obsolescence of $50,316 and $130,757 as of March 31, 2005 and 2004, respectively.

Property and Equipment:

Property and equipment are stated at cost.  Depreciation is computed using the straight line and declining-balance methods at rates based on the estimated useful lives of the related assets.  The estimated useful lives for leasehold improvements range from 3 to 15 years, which approximate the life of the leases, while that for equipment is 2 to 3 years.  Maintenance and repairs, including minor renewals and betterments, are expensed as incurred.

Restricted cash and Advances received - Cube:

AJOL had collected advance payments from distributors. Upon receiving orders from these distributors for goods or services, the distributor’s account would be charged. During the fiscal year ended March 31, 2005 all such funds were turned over to Kamome Benefit Club, an unrelated non-profit organization, to administer the advance payments and orders from distributors which were maintained through a system known as “Cube.” The effect of this transaction reduced Cash and Advances Received (a liability) and simultaneously increased Restricted Cash and Advances Received - Cube (a liability)dollar for dollar.  Future advance Payments, which increase Restricted Cash and Advances Received-Cube, and orders, which decrease Restricted Cash and Advances Received-Cube, from distributors will be received by the Kamome Benefit Club and not AJOL. A portion of Advances Received are still under a liability to AJOL as those advances (classified as restricted cash) were made under agreements directly with AJOL and not with the Kamome Benefit Club.

Stock-Based Compensation

The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant. The Company has elected to continue to account for its employee stock-based compensation plans using an intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” It applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties.

The Company uses the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions: average risk free interest rate of 2.70% for 2005 and 2004; dividend yield of 0.0% for each of the years 2005 and 2004; average volatility factor of the expected market price of the Company’s common stock of 216% for 2005 and 2004; and an expected life of the options of 9.0 and 9.25 years for 2005 and 2004 respectively.

Had compensation cost for the Company’s four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
Net income (loss) as reported (in thousands $)	$(2,740)	$7,722	$5,996
Stock compensation calculated under APB25 (in thousands $)	—	—	—
Stock compensation calculated under SFAS 123 (in thousands $)	(120)	(1,830)	—
Pro forma (in thousands $)	$(2,860)	$5,892	$5,996
Primary earnings per share as reported	$(0.15)	$0.43	$0.34
Pro forma	$(0.16)	$0.33	$0.34
Fully diluted earnings per share as reported	$(0.15)	$0.43	$0.34
Pro forma	$(0.16)	$0.33	$0.34

Computer Software:

The Company follows the guidance in Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. Capitalized software costs are being amortized on a straight-line basis principally over 5 years.  The Company reviews the carrying value of Computer Software on a quarterly basis or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable.

Advances received:

Advances received represent the balance of customer receipts prior to shipment. Upon shipment, the balances transfer to deferred revenue where it then is amortized into revenue in accordance with the Company’s revenue recognition policy.

Impairment of Long-Lived Assets:

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business.  The Company disposed of its Gatefor, Inc. subsidiary on March 31, 2005.

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

Segment information:

The Company currently operates in one segment.  Sales of the MOJICO product, sales of the Pan Pacific Online Services that represents sales of online subscriptions services which enables access to the Company’s facsimile based network and database, and sales of the granting of a distributor license are considered as a bundled transaction for revenue recognition purpose. Each of the Company’s products and services are dependent upon one another. The MOJICO hardware can only be operated through the use of the Pan Pacific Online Services; those services are not useable without the MOJICO hardware. Because of the interdependencies, the Company is considered to operate in one segment.

Research and Development Expense:

Research and development costs are charged to expense when incurred. Research and development expenses included in cost of sales for the years ended March 31, 2005, 2004 and 2003 were $279,204, $1,653,331 and $300,691, respectively.

Shipping and Handling Costs:

Shipping and handling costs are included in selling, general and administrative expenses. The amount of shipping and handling costs for the fiscal years ended March 31, 2005, 2004 and 2003 was $1,166,912, $1,121,323 and $1,177,638, respectively.

Advertising Costs:

Advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2005, 2004 and 2003 amounted to $2,213, $6,392 and $10,596, respectively.

Product Warranty Costs:

AJOL, the Company’s wholly owned subsidiary, sells MOJICO units to customers along with a repair or replacement warranty for one full year from the date of purchase.  Warranty costs are expensed as incurred due to their immaterial nature to financial statements taken as a whole.

Income Taxes:

Income taxes are provided based on the asset and liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes”.  Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at year-end.  These deferred taxes are measured by applying currently enacted tax laws.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.  Other comprehensive income, and cumulative other comprehensive income,  for the Company for the years ended March 31, 2005, 2004 and 2003 was primarily from the effects of foreign currency translation adjustments.

Earnings per Share:

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares.

Stock options to purchase approximately 1,300,000, 1,220,000 and 0 shares of common stock during fiscal 2005, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on dilutive earnings per common share would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 2004 and 2004 financial statements to conform to 2005 presentation.

Recently Issued Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight,  handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and  neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS 123(R).

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff’s views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

(2)           Disposal of Business Segment:

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on several factors, of which the primary financial measure is income before income taxes.

Gatefor, Inc. (“Gatefor”) was incorporated in Japan on June 16, 2004.  PPOL was the sole shareholder of 30,000 shares of Gatefor common stock or 100% of the issued and outstanding stock of Gatefor.  Gatefor was created to implement a strategy of the Company and was to act as the distributor of US and European sourced technologies into Japan.  With Gatefor, the Company had two operating segments: 1) network communications through sales of MOJICO and related services by AJOL and 2) technology sales by Gatefor.  These segments were determined based on the nature of products and services and their respective channels of distribution.  On March 31, 2005, the Company sold its entire interest in Gatefor to Forval Corporation, PPOL’s majority shareholder up to such date.  Thus, at March 31, 2005, the Company again operates in one reportable business segment.   See note (6), related party transactions.

Revenues and pretax loss from Gatefor approximated $270,000 and $1,980,000, respectively, during the fiscal year ended March 31, 2005.  There is no income tax benefit from the pretax loss of Gatefor as it is not likely PPOL can utilize such losses to offset future income.  See Note (5) for further information.

(3)           Property and Equipment:

Property and equipment consisted of the following:

	Year Ended March 31:
	2005	2004
Leasehold improvements	$285,838	$292,922
Office equipment	2,690,687	3,116,689
Less: accumulated depreciation	(2,070,822)	(2,158,636)
Property & Equipment, net	$905,703	$1,250,975

Software	$14,028,195	$21,598,920
Less: accumulated amortization	(3,897,067)	(14,154,263)
Software, net	$10,131,128	$7,444,657

Depreciation and amortization of property and equipment totaled $4,377,326, $2,507,399 and $1,688,718 for the years ended March 31, 2005, 2004 and 2003, respectively.

(4)           Financing arrangements:

On March 31, 2005 and 2004, the Company had a $4,649,000 and $2,879,000, respectively, line of credit with its bank which accrues interest at 1.19% above Japan’s money market rate. There were no outstanding balances as of March 31, 2005 and 2004.  The line of credit expires on August 31, 2006.

On March 31, 2005, the Company borrowed $1,115,760 and an additional $275,115 from a shareholder at 2.375% interest.  The loan was repaid in full on June 2, 2005.

(5)           Income Taxes:

PPOL files stand-alone tax returns in the US as it is not permitted to file consolidated tax returns with its Japanese subsidiary, AJOL.  In Japan, AJOL files its own separate tax returns.  Income taxes imposed by the national, prefecture and municipal governments of Japan resulted in a normal statutory tax rate of approximately 42.1% for the fiscal year ended March 31, 2003.   In fiscal year 2004, new Japanese legislation has changed rates effective for the year ending March 31, 2005.  The deferred tax assets expected to be reversed in or after the year ending March 31, 2005 are calculated at the new effective tax rate of 40.7%.

PPOL, on a stand-alone basis, does not conduct revenue generating activities.  Its primary source of income has been and will continue to be dividends from AJOL for the foreseeable future.  Thus, PPOL on a stand-alone basis is not expected to have any taxable income unless it receives dividends from its operating subsidiaries.  At March 31, 2005, PPOL has net operating loss carry forwards of approximately $1.2 million and $2.5 million for federal and California reporting purposes, respectively, expiring through March 31, 2025.  PPOL has provided a 100% valuation allowance on such loss carryforwards as it is not likely that it can utilize such losses to offset income in the future.

	Income before	Income taxes
	income taxes	Current	Deferred	Total
2005
Japan	$4,452,928	$1,581,475	$1,145,660	$2,727,135
US	(2,446,321)	37,441	—	37,441
	$2,006,607	$1,618,916	$1,145,660	$2,764,576

2004
Japan	$12,016,229	$2,250,413	$1,352,058	$3,602,471
US	(724,261)	(32,869)	—	(32,869)
	$11,291,988	$2,217,544	$1,352,058	$3,569,602

2003
Japan	$9,175,440	$2,335,397	$435,753	$2,771,150
US	(408,608)	—	—	—
	$8,766,832	$2,335,397	$435,753	$2,771,150

(5)           Income Taxes (cont.):

                A reconciliation between the statutory tax rate and the effective income tax rate is as follows:

	Year ended	Year ended	Year ended
	March 31, 2005	March 31, 2004	March 31, 2003
Normal statutory tax rate	40.7%	40.7%	42.1%
Entertainment and other non-deductible expenses	18.8	2.6	6.4
Effect of non-deductibility of US Losses	49.6	2.6	2.0
Foreign currency translation	23.0	-17.9	-22.7
Other	5.7	3.6	3.8
Effective tax rate	137.8%	31.6%	31.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	Year ended	Year ended
	March 31, 2005	March 31, 2004
Deferred tax assets (liabilities):

Deferred revenue	$47,681,408	$54,443,244
Deferred cost	(35,046,594)	(40,772,121)
Excess of accrued bonus	140,840	190,202
Resort membership admission fees	278,220	255,384
Accrued compensated absences	81,480	139,347
Excess depreciation and amortization	53,430	95,067
Inventory write-down	20,470	53,205
Others	464,705	415,291

Net deferred tax assets - Japan	13,673,959	14,819,619

Net operating losses	650,315	74,043

Net deferred tax assets - US	650,315	74,043

Net deferred tax assets - combined	15,173,690	14,893,662

Valuation allowance	(650,315)	(74,043)

Total deferred tax assets	$13,673,959	$14,819,619

Management believes that it is more likely than not that all of the deferred tax assets will be realized through future earnings, tax planning or future reversals of existing temporary differences.  Accordingly, no valuation allowance is recorded for the Japan deferred tax assets as of March 31, 2005 and 2004.

(6)           Related Party Transactions:

Effective March 31, 2005 (the “Effective Date”), the Company entered into a Purchase Agreement (the “Purchase Agreement”), as discussed below, with Forval, which at the time of the Effective Date owned approximately 10,547,594 shares of common stock of the Company, representing approximately 58.62% of the Company’s issued and outstanding common stock. Forval’s Chief Executive Officer (“CEO”), Hideo Ohkubo, also served as the CEO and Chairman of the Board of the Company at the time of the Effective Date of the Purchase Agreement.

The Company was the 100% owner of the common stock of Gatefor (the “Gatefor Shares”), a Japan joint stock company.. The Company was also the owner of 1,500 shares (the “OI Shares”) of common stock of Object Innovation, Inc., a Florida corporation (“OI”) representing a 15% interest in OI.

The Company and OI were parties to a certain Exclusive Distribution Agreement, dated May 26, 2004 (the “Exclusive Distribution Agreement), which agreement the Company assigned (the “Assignment”) to Gatefor pursuant to that certain Exclusive Distribution Right License

Agreement (the “Distribution Right License Agreement”), dated October 1, 2004, between the Company and Gatefor. In connection with the Assignment, OI and Gatefor entered into a revised letter of understanding, dated August 11, 2004 (the “Revised Letter of Understanding”), providing for, among other things, OI’s right to purchase 5% of the equity of Gatefor and certain payments to be made by Gatefor to OI.

In furtherance of the Purchase Agreement, the Company sold to Forval the Gatefor Shares and the OI Shares, and assigned to Forval the Company’s receivable from Gatefor (the “Gatefor Receivable”) in the principal amount of $1,643,000, plus accrued interest. The Purchase Agreement approximately valued the Gatefor Shares at $1,395,000, and the OI Shares at $279,000.

In connection with Forval’s acquisition of the Gatefor Shares, OI Shares and Gatefor Receivable, Forval cancelled the Company’s debt to Forval in the principal amount of approximately $3,161,000 plus accrued interest, and further paid the Company approximately $143,000. As further consideration in the transaction, the Company assigned to Forval all of the Company’s right, title and interest in and to, and Forval assumed all obligations under, the Exclusive Distribution Agreement and the Distribution Right License Agreement, except that the payment of approximately $930,000 previously made by Gatefor to the Company pursuant to the Distribution Right License Agreement was deemed non-refundable.

For accounting purposes, the transaction described in the preceding paragraph, the difference between the sum of amount of Forval’s cancellation of the Company’s debt plus accrued interest, approximately $143,000 cash consideration, combined with approximately $930,000 deemed non-refundable and PPOL’s net book value in Gatefor immediately preceding the transaction was accounted for as a capital contribution from the then majority shareholder, Forval.

A Special Committee (the “Committee”) of independent directors of The Company’s Board of Directors was formed to review the terms and conditions of the Purchase Agreement. The Committee approved The Company’s execution, delivery and performance of the Purchase Agreement.

PPOL entered into separate agreements with Forval and Leo Global Fund, which collectively held approximately 94% the Company’s common stock, in which PPOL was to provide certain consulting services during fiscal 2003.  As provided for in the agreements, PPOL received a prepayment of $483,858 from Forval and Leo Global Fund in fiscal 2003.  Since the Company did not complete the consulting services called for in the agreements prior to March 31, 2003, the payments received were included in “deferred revenue,” as a liability, at March 31, 2003.  The consulting services were completed in fiscal 2004 at which time the consulting revenues were recognized.  There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

The Company also sub-leased its office space in Japan from Forval through March 31, 2003.

The following table summarizes amounts due from or to Forval and related transaction amounts:

	Year ended	Year ended	Year ended
	March 31, 2005	March 31, 2004	March 31, 2003
Due from Forval:
Lease deposit	—	—	$606,852

Due to Forval:
Accounts payable	—	—	$159,800

Transactions with Forval:
Sales	—	—	—
Purchases	—	$67,917	—
Rental expenses	—	—	$673,283
Other	—	—	$90,175

(7)           Stock Options:

The Company established a stock option plan in March 2004 (the “2004 Plan”). In accordance with the 2004 Plan, the Company is authorized to issue incentive stock options and non-qualified stock options for up to 2,000,000 shares of the Company’s common stock to employees, directors and consultants.

A total of 1,220,000 options were granted to employees on March 25, 2004 which will vest 100% on March 25, 2006 (options will cliff vest two years after the grant date) and expire on March 25, 2014 (ten years after the grant date). A summary of the Company’s stock option plan activity is presented below:~

	Options	Weighted Average Exercise Price
Outstanding at March 31, 2004	1,220,000	$4.00
Granted	80,000	4.00
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2005	1,300,000	$4.00

The following table summarizes information about the stock options outstanding and exercisable at March 31, 2005:

		Options Outstanding			Options Exercisable
Fiscal Year Options Granted	Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
2004	$4.00	1,220,000	9.0	$4.00	—	—
2005	$4.00	80,000	9.25	$4.00	—	—
Total		1,300,000	9.02	$4.00	—	—

(8)           Commitments:

The Company entered into a lease agreement for approximately 1,500 square feet of office space in Los Angeles, California for a term of 12 months from November 1, 2004 through October 31, 2005. The lease calls for a monthly rent of $3,750.  At March 31, 2005, the minimum non-cancelable lease payments due are $26,250 during the fiscal year ending March 31, 2006.

AJOL has leased approximately 11,818 square feet located in the Oval Building in Tokyo, Japan.  This facility it utilized as AJOL’s headquarters and operations center.  The lease term is April 1, 2003 to March 31, 2005 and is automatically renewable for successive two year periods unless prior notice to terminate the lease is made by either party.  There are no minimum non-cancelable lease payments because this lease is cancelable subject to a termination fee of approximately $170,000 in addition to one month’s rent and association fees of approximately $70,000.

Additionally, as of March 31, 2005 the Company has various professional consulting service contracts in effect which collectively require payments of $1.07 million in the year ending March 31, 2006.

(9)           Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables and cash and cash equivalents.  The Company collects a significant portion of payments from the ultimate customers through major credit card and loan companies.  One credit company comprised 34.0%, and 42.1% of accounts receivable at March 31, 2005 and 2004, respectively.  The Company maintains cash deposits with major Japanese and U.S. banks.  The Company periodically assesses the financial conditions of the institutions and believes that the risk of any loss is minimal.

(10)         Subsequent Events:

On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese corporation (“USC”) based in Tokyo, Japan.  Pursuant to a Purchase Agreement (the “Purchase Agreement”), dated as of May 30, 2005, by and between Registrant, USC and K.K. Green Capital, a Japan corporation (the “Seller”), the Company purchased from Seller all of the issued and outstanding shares of USC in exchange for an amount equal to US$3,522,432 (JPY 380,000,000). Seller is the majority owner of Foster Strategic Management Partnership, a Singapore partnership, which owns approximately 10,547,594 shares of the Company’s Common Stock, representing approximately 58.62% of the Company’s issued and outstanding Common Stock.

USC is in the business of planning, development, sales and marketing, and import/export of telephones, fax, copier, computer and peripheral equipment.

On May 30, 2005, the Company sold to four (4) purchasers a total of 2,549,129 shares of its common stock, $0.001 par value per share (“Common Stock”) for an aggregate consideration of US $10,196,516 (JPY1,100,000,000) at $4 per share.

The Company entered into separate Stock Purchase Agreements (“Stock Purchase Agreements”), each dated as of May 30, 2005, with (i) K.K. Contents Provider Tokyo, a Japan corporation, which paid US$3,707,824 (JPY400,0000,000); (ii) K.K. Seagull, a Japan corporation, which paid US$3,707,824 (JPY400,0000,000); (iii) K.K. H.I. Consultants, a Japan corporation, which paid US$1,853,912 (JPY200,000,000); and (iv) K.K. System Partners, a Japan corporation, which paid US$926,956 (JPY100,000,000) (collectively, the “Investors”). The Company issued the Common Stock in a private placement without registration under the Securities Act of 1933, as amended (the “Act”), in reliance on one or more exemptions from the registration requirements under the Act, including Regulation D under the Act.

Pursuant to the Stock Purchase Agreements, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”), dated as of May 30, 2005, with each of the four Investors, which granted “piggy-back” registration rights to the Investors. Pursuant to the Registration Rights Agreement, if Registrant at any time files a registration statement (other than a Form S-4 or Form S-8 registration statement) with the Securities and Exchange Commission under the Act, the Company agrees to use its best efforts to include in such registration statement such shares of the Investors’ Common Stock as the Investors may request, subject to the terms and conditions of the Registration Rights Agreement.

The CEO of PPOL is also the Representative Director of K.K. H.I. Consultants.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2002

Description	Beginning Balance Accrual	Additions Charged to Income	Non-cash (Reductions) or Additions	Reversal	Ending Balance Accrual
Provision for doubtful receivable
2005	(0)	—	—	—	(0)
2004	212	—	—	(212)	(0)
2003	7,000	212	—	(7,000)	212

Provision for inventory obsolescence
2005	130,757	—	(4,000)	(76,441)	50,316
2004	401,636	120,617	30,940	(422,436)	130,757
2003	852,644	—	32,314	(483,322)	401,636