Form 10-Q
period 2005-06-30
PPOL INC
filed 2005-10-19
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2005

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-50065

                                   PPOL, Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter.)

           California                                 95-4436774
           ----------                                 ----------
    (State of Incorporation)              (IRS Employer Identification No.)


1 City Boulevard West, Suite 870, Orange, California         92868
----------------------------------------------------         -----
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (714) 937-3211
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

     Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                          20,542,881
-----------------------------              ---------------------------------
          (Class)                          (Outstanding at August 19, 2005.)

                                   PPOL, Inc.
                       2005 Quarterly Report on Form 10-Q
                                Table of Contents


PART 1:                                                                        3
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                     3
Consolidated Balance Sheets as of June 30, 2005(unaudited) and March 31, 2005 3 Consolidated Statements of Operations and Comprehensive (Loss) Income for
    the three months ended June 30, 2005 and 2004 (unaudited)                  4
Consolidated Statements of Cash Flows for the three months ended
    June 30, 2005 and 2004 (unaudited)                                         5
Notes to Consolidated Financial Statements                                     6

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            12
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           15
ITEM 4:  CONTROLS AND PROCEDURES                                              20

PART 2:                                                                       21
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    21
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            21
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      21
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  21
ITEM 5:  OTHER INFORMATION                                                    21
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     22

SIGNATURES                                                                    23
--------------------------------------------------------------------------------

EXHIBITS:                                                                     24
--------------------------------------------------------------------------------

Exhibit 31.1 - CEO Certification                                              24
Exhibit 31.2 - CFO Certification                                              25
Exhibit 32.1 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                     26

PART 1:
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
                                   PPOL, INC.
                           CONSOLIDATED BALANCE SHEETS


                          ASSETS                   June 30,          March 31,
                                                     2005              2005
                                                 -------------    -------------
CURRENT ASSETS:                                   (Unaudited)
  Cash and cash equivalents                      $  24,007,675    $  12,007,537
  Trade accounts receivable                            643,878        1,321,755
  Inventories                                        1,155,258        1,064,082
  Advance payments                                   1,845,903        1,054,393
  Deferred costs, current                           50,913,307       49,130,889
  Deferred income taxes, current                     8,757,959        8,358,713
  Prepaid expenses and other current assets            637,603          515,905
                                                 -------------    -------------

          Total current assets                      87,961,583       73,453,274

Restricted cash                                     21,573,928       20,686,915
Property and equipment, net                            624,737          905,703
Software, net                                        8,556,179       10,131,128
Deferred costs, non-current                         43,730,780       36,999,841
Deferred income taxes, non-current                   6,305,975        5,315,246
Lease deposits                                         722,235          742,583
Deposits                                             4,248,718        4,240,842
Goodwill                                             1,761,211               --
OTHER ASSETS                                            97,528          112,778
                                                 -------------    -------------
                                                 $ 175,582,874    $ 152,588,310
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                               $  15,451,818    $  12,665,017
  Advances received                                  2,005,826        2,234,253
  Loans payable                                             --        1,115,760
  Deferred revenue, current                         70,724,047       68,075,963
  Income taxes payable                               1,406,991        1,025,126
  Other current liabilities                          3,097,003        2,209,746
                                                 -------------    -------------

          Total current liabilities                 92,685,685       87,325,865

 Advances received, Cube                            21,573,928       20,686,915
 Deferred revenue, non-current                      58,237,056       49,106,165
                                                 -------------    -------------
          TOTAL LIABILITES                         172,496,669      157,118,945
                                                 -------------    -------------

COMMITMENTS (NOTE 7)

SHAREHOLDERS' EQUITY (DEFICIT):
  Common Stock; $0.001 par value;
    100,000,000 shares authorized;
     20,542,881 and 17,993,752 shares issued
     and outstanding as of June 30, 2005 and
     March 31, 2005, respectively                       20,543           17,994
  Additional paid-in capital                        16,468,890        6,274,923
  Total other comprehensive income                   1,149,223          905,819
  Accumulated deficit                              (14,552,451)     (11,729,371)
                                                 -------------    -------------

          Total shareholders' equity (deficit)       3,086,205       (4,530,635)
                                                 -------------    -------------
                                                 $ 175,582,974    $ 152,588,310
                                                 =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   PPOL, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                 Three months     Three months
                                                     ended            ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------
                                                  (Unaudited)      (Unaudited)

NET REVENUE:
  Product sales and network services             $  26,998,830    $  26,485,853
  Other on-line services                             5,631,386        5,522,895
                                                 -------------    -------------

          Total                                     32,630,216       32,008,748
                                                 -------------    -------------

COSTS AND EXPENSES:
  Cost of sales                                      9,616,379        7,697,965
  Distributor incentives                            14,404,185       15,852,493
  Selling, general and administrative expenses      11,387,987        7,396,202
                                                 -------------    -------------

          Total costs and expenses                  35,408,551       30,946,660
                                                 -------------    -------------

OPERATING (LOSS) INCOME                             (2,778,335)       1,062,088

OTHER EXPENSE, net                                     (12,786)         (33,065)
                                                 -------------    -------------

(LOSS) INCOME BEFORE INCOME TAXES                   (2,791,121)       1,029,023
                                                 -------------    -------------

INCOME TAXES (EXPENSE) BENEFIT:
  Current                                           (1,421,934)         (35,356)
  Deferred                                           1,389,975       (1,468,733)
                                                 -------------    -------------

          Total income taxes                           (31,959)      (1,504,089)
                                                 -------------    -------------

NET LOSS                                            (2,823,080)        (475,066)

OTHER COMPREHENSIVE GAIN (LOSS)
          Foreign currency translation                 243,404          765,991
                                                 -------------    -------------

COMPREHENSIVE (LOSS) INCOME                      $  (2,579,676)   $     290,925
                                                 -------------    =============

NET LOSS PER COMMON SHARE,
     Basic                                       $       (0.15)   $       (0.03)
                                                 =============    =============
     Diluted                                     $       (0.15)   $       (0.03)
                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                          18,871,785       17,993,752
                                                 =============    =============
     Diluted                                        18,871,785       17,993,752
                                                 =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                            PPOL, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three months    Three months
                                                                        ended           ended
                                                                    June 30, 2005   June 30, 2004
                                                                    -------------   -------------
                                                                     (Unaudited)     (Unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                          $  (2,823,080)  $    (475,066)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Depreciation and amortization                                      1,410,470         846,603
     Loss on sales/disposal of property and equipment                   1,132,092           2,351
     Deferred income taxes                                             (1,815,214)      1,468,733
  CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS:
     Restricted cash                                                   (1,495,510)    (17,473,584)
     Trade accounts receivable                                            663,657         (66,377)
     Inventories                                                         (105,343)     (1,697,146)
     Advance payments                                                    (843,907)             --
     Deferred costs                                                   (11,184,958)      9,267,108
     Prepaid expenses and other                                             9,627        (307,817)
    INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable                                                   2,446,638        (230,627)
     Advances received                                                   (174,148)     17,473,584
     Advances received - Cube                                           1,495,510     (14,599,581)
     Deferred revenue                                                  15,419,357     (12,204,165)
     Income taxes payable                                                 421,700      (1,013,165)
     Other current liabilities                                            872,474         153,769
                                                                    -------------   -------------

          Total adjustments                                             8,252,445     (18,380,314)
                                                                    -------------   -------------

          Net cash provided by (used for) operating activities          5,429,365     (18,855,380)
                                                                    -------------   -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (144,927)       (156,954)
    Software and software CIP                                              (8,080)     (2,366,738)
    Purchase of subsidiary                                             (3,522,422)       (300,000)
    Cash of acquired entity - K.K. U Service                              760,812              --
    Other assets                                                          588,271        (260,529)
                                                                    -------------   -------------

         Net cash used for investing activities                        (2,326,346)     (3,084,221)
                                                                    -------------   -------------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from loan from majority shareholder                              --         830,412
     Repayment of loan from majority shareholder                       (1,115,760)             --
     Issuance of common stock                                          10,196,516              --
     Proceeds from short term debt                                             --       2,736,935
                                                                    -------------   -------------

          Net cash provided by financing activities                     9,080,756       3,567,347
                                                                    -------------   -------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            (183,637)     (1,333,034)
                                                                    -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   12,000,138     (19,705,288)
CASH AND CASH EQUIVALENTS, beginning of period                         12,007,537      28,334,777
                                                                    -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                            $  24,007,675   $   8,629,489
                                                                    =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION -
     Income taxes paid                                              $   1,026,403   $   1,048,522
                                                                    =============   =============
     Interest paid                                                  $          --   $       5,997
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

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION:

          PPOL, Inc. ("PPOL" or "the Company") incorporated on May 19, 1993 in California. On August 15, 2002, the Company amended its articles of incorporation to increase its authorized shares of common stock from 10,000,000 to 100,000,000, change its name to PPOL, Inc. and effected a 1 for 7 reverse stock split. All share data presented in these consolidated financial statements reflect the reverse stock split.

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

          On May 30, 2005, the Company completed the 100% acquisition of K.K. U Service, a Japanese Corporation ("USC") based in Tokyo, Japan. Pursuant to the Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY380,000,000). USC is a development stage company that is expected to commence revenue generating operations in the second half of the fiscal year ending March 31, 2006. It is expected to be involved in the business of planning, development, sales and marketing, and import/export of telephones, fax machines, copiers, computer and peripheral equipment.

     BASIS OF PRESENTATION:

          The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2004 and 2003 included in the Company's Form 10-K. The results of the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

     PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include accounts of PPOL, Inc. and its wholly owned subsidiaries, AJOL, Ltd. and K.K. U Service. All significant intercompany balances and transactions have been eliminated upon consolidation.

     NET (LOSS) INCOME PER SHARE:

          The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding, and diluted net income per share, which is based on weighted average number of common shares outstanding and dilutive potential common shares. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to any convertible notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended June 30, 2005 and 2004, all of the 1,300,000 issued and outstanding common stock options have also been excluded as they would have an antidilutive effect.

     STOCK BASED COMPENSATION

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

          Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions: average risk free interest rate of 2.70% for 2005 and 2004; dividend yield of 0.0% for each of the years 2005 and 2004; average volatility factor of the expected market price of the Company's common stock of 216% for 2005 and 2004; and an expected life of the options of 10 years for both 2005 and 2004.

          Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  Three months ended
                                                                       June 30,
                                                                -----------------------
                                                                   2005          2004
                                                                ---------    ---------
Net income (loss) as reported (in thousands $)                  $  (2,823)   $    (475)
Stock compensation calculated under APB25 (in thousands $)              -            -
Stock compensation calculated under SFAS 123 (in thousands $)           -            -
                                                                ---------    ---------
Pro forma (in thousands $)                                      $  (2,823)   $    (475)
                                                                =========    =========
Primary earnings per share as reported                          $   (0.15)   $   (0.03)
Pro forma                                                       $   (0.15)   $   (0.03)
Fully diluted earnings per share as reported                    $   (0.15)   $   (0.03)
Pro forma                                                       $   (0.15)   $   (0.03)

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

     RECENT ACCOUNTING PRONOUNCEMENTS:

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

(2)  RELATED PARTY TRANSACTIONS:

          On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese Corporation ("USC") based in Tokyo, Japan. Pursuant to the Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY380,000,000). Seller is the majority owner in Foster Strategic Management Partnership, a Singapore partnership, which in turn owns approximately 10,547,594 shares of the Company's common stock, representing approximately 58.62% of the Company's issued and outstanding stock.

          The following summarizes the unaudited assets acquired and liabilities assumed in connection with the acquisition described in the preceding paragraph:

          Current assets                             $  899,446
          Deposits                                    1,455,014
          Intangibles, including goodwill             2,051,438
                                                     ----------
          Total assets acquired                       4,405,898
          Current liabilities assumed                  (883,476)
                                                     ----------
          Net assets acquired                        $3,522,422
                                                     ==========

          The purchase price represented a significant premium over the recorded net worth of USC's assets. In determining to pay this premium, we considered various factors, including the opportunities that USC offers to enhance our future growth opportunities, synergies with our present operations, cost and time advantages of establishing a comparable company on our own, contacts with prospective vendors and elimination of a potential competitor.

          The Company has considered whether the acquisition included various identifiable intangible assets. As USC is in the development stage with no revenues, at this time, we believe no value can be ascribed to the trade names, trademarks, customers, and workforce. Accordingly, the Company has estimated that the entire premium of $1,761,211 over the recorded net worth to be attributable to Goodwill.

          In conjunction with the acquisition of USC, we are currently reviewing the qualifications of valuation firms to assist us in the determination of what portion of the purchase price should be allocated to identifiable intangible assets. We believe the valuation of any identifiable intangible assets will be concluded by March 31, 2006 and could result in a portion of Goodwill, which may be reclassified to identifiable intangible assets. Nevertheless, the Company does not believe changes, if any, will be material to its financial position or results of operations.

          These consolidated financial statements include the results of operations of USC from May 31, 2005 through June 30, 2005. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of K.K. U Service had occurred at April 1, 2005:

                                                   3 months ended
                                                    June 30, 2005

          Sales                                     $ 32,630,216
          Net loss                                    (3,042,260)
          Net loss per share - Basic                       (0.16)
          Net loss per share - Diluted                     (0.16)

          The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time, nor is it intended to be a projection of future results. Pro forma results are not provided to the three months ended June 30 2004 as K.K.U Service was not in existence at that time.

          AJOL entered into a consulting contract with K.K. Seagull, a Japanese corporation and shareholder of 926,956 shares the Company's common stock. Under the consulting contract, K.K. Seagull is to provide information technology services to AJOL for a term of 12 months beginning on April 1, 2005 through March, 31, 2006 at approximately $20,000 per month.


(4)  COMMON STOCK OFFERING:

          On May 30, 2005, the Company sold to four purchasers a total of 2,549,129 shares of its common stock, $0.001 par value per share ("Common Stock") for an aggregate consideration of JPY1,100,000,000 (US $10,196,516) at $4 per share.

          The Company entered into separate Stock Purchase Agreements ("Stock Purchase Agreements"), each dated as of May 30, 2005, with (i) K.K. Contents Provider Tokyo, a Japan corporation, which paid JPY400,0000,000 (US$3,707,824); (ii) K.K. Seagull, a Japan
          corporation, which paid JPY400,000,000 (US$3,707,824); (iii) K.K. H.I. Consultants, a Japan corporation, which paid JPY200,000,000 (US$1,853,912); and (iv) K.K. System Partners, a Japan corporation, which paid JPY100,000,000 (US$926,956) (collectively, the "Investors"). The Company issued the Common Stock in a private placement without registration under the Securities Act of 1933, as amended (the "Act"), in reliance on one or more exemptions from the registration requirements under the Act, including Regulation D.

          Pursuant to the Stock Purchase Agreements, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement"), dated May 30, 2005, with each of the four Investors, which granted "piggy-back" registration rights to the Investors. Pursuant to the Registration Rights Agreement, if the Company at any time files a registration statement (other than a Form S-4 or Form S-8 registration statement) with the Securities and Exchange Commission under the Act, Registrant agrees to use its best efforts to include in such registration statement such shares of the Investors' Common Stock as the Investors may request, subject to the terms and conditions of the Registration Rights Agreement.

          The Company used the proceeds from the above noted sale of equity securities to purchase 100% of the issued and outstanding common stock of K.K. U Service, a Japanese corporation.

          The CEO of PPOL is also the Representative Director of K.K. H.I. Consultants.

(5) DEFERRED REVENUES AND DEFERRED COSTS:

          Activity for deferred revenues and deferred costs are contained in the table below:

                                              Deferred Costs                  Deferred Revenues
                                      ------------------------------    ------------------------------
                                         Current        Non-current        Current        Non-current
                                      -------------    -------------    -------------    -------------
Beginning balance, March 31, 2005     $  49,130,889    $  36,999,841    $  68,075,963    $  49,106,165
   Additional deferrals                  10,009,027       16,603,077       14,834,279       22,264,995
   Released amounts                      (6,790,736)      (8,636,410)     (10,191,532)     (11,488,385)
   Exchange rate effect                  (1,435,873)      (1,235,728)      (1,994,663)      (1,645,719)
                                      -------------    -------------    -------------    -------------
Ending balance, June 30, 2005         $  50,913,307    $  43,730,780    $  70,724,047    $  58,237,056
                                      =============    =============    =============    =============

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

A total of 1,220,000 options were granted to employees on March 25, 2004 which will vest 100% on March 25, 2006 (options will cliff vest two years after the grant date) and expire on March 25, 2014 (ten years after the grant date). A summary of the Company's stock option plan activity is presented below:

                                                               Weighted Average
                                              Options          Exercise Price
                                              -------          --------------

Outstanding at March 31, 2005                1,300,000             $4.00
Granted                                             --                --
Exercised                                           --                --
Forfeited                                           --                --
Expired                                             --                --
                                           -----------           -------
Outstanding at June 30, 2005                 1,300,000             $4.00
                                           ===========           =======

The following table summarizes information about the stock options outstanding and exercisable at June 30, 2005:


                                     Options Outstanding                 Options Exercisable
                            --------------------------------------       -----------------------
                                           Weighted
Fiscal                                      Average       Weighted                      Weighted
 Year         Range of                     Remaining      Average                        Average
Options       Exercise                    Contractual     Exercise                      Exercise
Granted        Prices         Options        Life           Price          Options        Price
-------        ------         -------        ----           -----          -------        -----
2004           $4.00         1,220,000       8.75           $4.00             --            --
2005           $4.00            80,000       9.00           $4.00             --            --
2006              --                --         --              --             --            --
                            ----------     ------         -------          -------       ------
Total                        1,300,000       8.76           $4.00             --            --
                            ==========     ======         =======          =======       ======

(7) COMMITMENTS:

          As of June 30, 2005 the Company had various professional consulting service contracts and operating leases in effect which collectively will require payments of $2.0 million in the 12 months ending June 30, 2006.

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

Overview
--------

PPOL, Inc., a California corporation, conducts its business primarily through its wholly owned Japanese subsidiary, AJOL, Ltd. ("AJOL"), a Japanese corporation. Another wholly owned subsidiary, K.K. U Service ("USC"), a Japanese corporation, is a development stage company that is expected to commence revenue generating operations in the second half of the fiscal year ending March 31, 2006. At the present time, the Company has administrative functions occurring in California, but does not otherwise have any major business in the United States.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

Product Sales And Network Services. For the three months ended June 30, 2005, revenues of this category have increased by approximately 1.9% in comparison to the same period of the prior year. The increase is primarily due to an increase in MOJICO unit sales and corresponding new members and initial Pan Pacific Online subscription fees. Underlying the change was a substantial increase in current sales bookings, the majority of which was deferred to future periods for accounting principles generally accepted in the US which was offset by amortization of deferred revenues generated in prior periods.

Other Online Services Revenue. For the three months ended June 30, 2005, revenues increased by approximately 2.0% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective.

Cost Of Sales. For the three months ended June 30, 2005, the cost of sales expressed as a percentage of sales increased to 29.5% of sales from 24.0% of sales for the comparable period of the prior year. The increase in the percentage is primarily due to a monthly accrual for a promotional program to increase the number of members who join a mutual heath insurance plan administered by AJOL. Under this program, new members will receive a refund of $94 (Japanese Yen(JPY)10,000) of their insurance premiums if they do not make any claims in their first year.

Distributor Incentives. For the three months ended June 30, 2005, distributor incentives decreased by approximately $1.5 million or 9.1% in comparison to the same period of the prior year. The overall decrease in distributor incentives is primarily due to change in the product mix to lower incentive rate goods and services. The sum of cost of sales and distributor incentives expressed as a percentage of sales has remained stable at 73.6%.

Selling, General And Administrative Expense. For the three months ended June 30, 2005, selling, general and administrative expenses have increased by approximately $3.9 million or 54.0% in comparison to the same period of the prior year. The increase was primarily due to research and inspection costs to develop a voice recognition engine, an on-line shopping cart function and a gateway function.

Current Income Tax Expense. For the three months ended June 30, 2005, current income tax expense increased approximately $1.4 million from the same period of the prior year. Current taxes are calculated under Japanese tax law wherein current income from ordinary operations was approximately JPY300,000,000 compared to approximately JPY18,000,000 in the prior year.

Deferred Income Tax Expense. For the three months ended June 30, 2005, deferred income tax expense decreased approximately $2.9 million over the same period of the prior year. The decrease was primarily the result of the decline experienced in deferred costs and deferred revenues associated with the sales of the Company's MOJICO hardware and related Pan Pacific On-line subscription services in addition to other timing differences such as accrued vacation, depreciation and director bonuses.

Liquidity and Capital Resources
-------------------------------

Historically, our principal needs for funds have been for operating expenses including distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of operations throughout Japan. We have generally relied on cash flow from operations and short-term debt from our majority shareholder to meet our cash needs and business objectives without relying on long-term debt to fund operating activities. However, during the quarter ended June 30, 2005, our cash position had a net increase of $12,000,138, primarily from a common stock offering that netted the Company $10,196,516.

Cash and cash equivalents totaled $24,007,675 at June 30, 2005. Cash (used for) provided from operations for the three months ended June 30, 2005 and 2004 was $5,429,467 and $(18,380,314), respectively. Cash used for investing activities for the three months ended June 30, 2005 and 2004 was $2,326,346 and $3,084,221, respectively. Cash of $9,080,756 and $3,567,347 was provided from financing activities for the three months ended June 30, 2005 and 2004. Management believes that cash flow from operations and the revolving credit facility will adequately meet the working capital needs for the foreseeable future.

Contractual Obligations

The Company's operating lease & purchase obligations as of June 30, 2005 are as follows:

                                                      Payments due by period
                                 -------------------------------------------------------------------
                                                Less than                                 More than
   Contractual obligations          Total        1 year       2-3 years     4-5 years      5 years
-----------------------------    -----------   -----------   -----------   -----------   -----------
Operating Lease Obligations      $   791,064   $   791,064             -             -             -
Service Provider Contracts         1,242,167     1,242,167             -             -             -
                                 -----------   -----------   -----------   -----------   -----------
Total                            $ 2,033,231   $ 2,033,231   $         -   $         -   $         -
                                 ===========   ===========   ===========   ===========   ===========

The Company projects that it will need to satisfy at least $2.0 million of lease and contract obligations within the twelve months following June 30, 2005.

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a "critical accounting estimate" because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

See Note 1, Organization and Summary of Significant Accounting Policies, in our notes to the consolidated financial statements for the years ended March 31, 2005 and 2004 included in our Form 10-K, for a detailed discussion of the application of these and other accounting policies.

Financial Instruments:

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, trade accounts receivable, accounts payable, and advance payments approximate their fair values as of June 30 and March 31, 2005.

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

Advances received:

Advances received represent the balance of customer receipts prior to shipment. Upon shipment, the balances transfer to deferred revenue where it then is amortized into revenue in accordance with the Company's revenue recognition policy.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency (Japanese Yen) Fluctuations
--------------------------------------------

Substantially all of our revenue and expenses are received and incurred in Japanese Yen (JPY). Variation in foreign exchange rates may substantially affect our revenue, expenses, and net income in U.S. dollar terms. In preparing our financial statements, we translate revenue and expenses from JPY into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to the JPY, our reported revenue, gross profits and net income will likely be reduced. For example, in 2001, the JPY significantly weakened, which reduced our operating results on a U.S. dollar reported basis. The Company's fiscal 2006 operating results could be similarly harmed if the JPY weakens from current levels. Given the unpredictability of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.

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

Dependence on Mr. Aota
----------------------

We are also highly dependent upon AJOL's Honorary Chairman, Yoshihiro Aota, to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota's talents, efforts, personality and leadership have been, and continue to be, critical to us and our success. The diminution or loss of the services of Mr. Aota, and any negative market or industry perception arising from that diminution or loss, would have a material adverse affect on our business. We are investigating, but have not obtained "Key Executive Insurance" with respect to Mr. Aota.

Also, if Mr. Aota's services become unavailable, our business and prospects could be materially adversely affected. We do not have an employment agreement with Mr. Aota. If we lose Mr. Aota's services, for any reason, including as a result of Mr. Aota's voluntary resignation or retirement, our business could be materially and adversely affected.

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

Possible System Failure Or Breach Of Network Security
-----------------------------------------------------

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. As precautions, we utilize distributed processing systems, back-up systems, Internet firewalls, continuous installation environment surveillance, and private power generators as backup. There can be no assurance that our existing and planned precautions of backup systems, regular data backups and other procedures will be adequate to prevent significant damage, system failure or data loss.

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

Minority Shareholder Status
---------------------------

Foster Strategic Investment Partnership ("Foster") holds 51.3% of PPOL's common stock. Acting alone, Foster, as a majority shareholder, has significant influence on PPOL's policies. As a result, Foster will have the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of PPOL's entire Board of Directors, any merger, consolidation or sale of all or substantially all of PPOL's assets, and the ability to control PPOL's and our management and affairs.

No Lock-up Agreement Between Foster Strategic Investment Partnership
--------------------------------------------------------------------

To date, PPOL has not entered into a separate lock-up arrangement with Foster Strategic Investment Partnership pursuant to which these shareholders would agree to be subject to volume and sale restrictions that will limit their ability to sell shares in addition to the restrictions set forth under Rule 144. If a suitable lock-up agreement is not in effect, then Foster Strategic Investment Partnership may be eligible to sell a large volume of shares, which could cause the price of PPOL's shares to decline.

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

The Company intends to initiate planning for the implementation of Section 404 of the Sarbanes-Oxley Act. However, the Company has not yet hired an outside firm to assist in the implementation to start its evaluation process. The implementation of Section 404 will involve significant costs and commitments in terms of the Company's financial and personnel resources, and there is a possibility that the Company may not complete its Section 404 compliance responsibilities by the established deadline.

PART 2:

ITEM 1:  LEGAL PROCEEDINGS

         None

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 30, 2005, the Company sold to four (4) purchasers a total of 2,549,129 shares of its common stock, $0.001 par value per share ("Common Stock") for an aggregate consideration of JPY1,100,000,000 (US $10,196,516) at $4 per share.

The Company entered into separate Stock Purchase Agreements ("Stock Purchase Agreements"), each dated as of May 30, 2005, with (i) K.K. Contents Provider Tokyo, a Japan corporation, which paid JPY400,0000,000 (US$3,707,824); (ii) K.K. Seagull, a Japan corporation, which paid JPY400,000,000 (US$3,707,824); (iii) K.K. H.I. Consultants, a Japan corporation, which paid JPY200,000,000 (US$1,853,912); and (iv) K.K. System Partners, a Japan corporation, which paid JPY100,000,000 (US$926,956) (collectively, the "Investors"). The Company issued the Common Stock in a private placement without registration under the Securities Act of 1933, as amended (the "Act"), in reliance on one or more exemptions from the registration requirements under the Act, including Regulation D under the Act.

Pursuant to the Stock Purchase Agreements, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement"), dated as of May 30, 2005, with each of the four Investors, which granted "piggy-back" registration rights to the Investors. Pursuant to the Registration Rights Agreement, if the Company at any time files a registration statement (other than a Form S-4 or Form S-8 registration statement) with the Securities and Exchange Commission under the Act, Registrant agrees to use its best efforts to include in such registration statement such shares of the Investors' Common Stock as the Investors may request, subject to the terms and conditions of the Registration Rights Agreement.

The Company used the proceeds from the above noted sale of equity securities to purchase K.K. U Service.

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

     1) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PPOL, Inc.
                                          --------------------------------------
                                          (Registrant)

October 19, 2005                          /s/ Hisao Inoue
----------------                          --------------------------------------
Date                                      Hisao Inoue, Chief Executive Officer


October 19, 2005                          /s/ Richard Izumi
----------------                          --------------------------------------
Date                                      Richard Izumi, Chief Financial Officer