Form 10-Q
period 2005-09-30
PPOL INC
filed 2005-11-15
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2005

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-50065

                                   PPOL, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

         California                                         95-4436774
         ----------                                         ----------
(State of Incorporation)                       (IRS Employer Identification No.)




1 City Boulevard West, Suite 820, Orange, California              92868
----------------------------------------------------              -----
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (714) 937-3211
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

         Yes [X]           No [ ]
             ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                            20,542,881
-----------------------------                -----------------------------------
         (Class)                             (Outstanding at November 07, 2005.)



                                              PPOL, Inc.
                                  2005 Quarterly Report on Form 10-Q
                                          Table of Contents

PART 1:                                                                                            3
----------------------------------------------------------------------------------------------------
ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                                         3
Consolidated Balance Sheets as of September 30, 2005 and March 31, 2005                            3
Consolidated Statements of Operations and Comprehensive (Loss) Income for the
    Three Months Ended September 30, 2005 and 2004                                                 4
Consolidated Statements of Operations and Comprehensive (Loss) Income for the
    Six Months Ended September 30, 2005 and 2004                                                   5
Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and 2004         6
Notes to Consolidated Financial Statements                                                         7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    13
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               18
ITEM 4:  CONTROLS AND PROCEDURES                                                                  23

PART 2:                                                                                           24
----------------------------------------------------------------------------------------------------
ITEM 1:  LEGAL PROCEEDINGS                                                                        24
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                24
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                                          24
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      24
ITEM 5:  OTHER INFORMATION                                                                        24
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                         25

SIGNATURES                                                                                        26
----------------------------------------------------------------------------------------------------

EXHIBITS:                                                                                         27
----------------------------------------------------------------------------------------------------
Exhibit 31.1 - CEO Certification                                                                  27
Exhibit 31.2 - CFO Certification                                                                  28
Exhibit 32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            29


                                                       2








PART 1:
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                                   PPOL, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                           September 30,       March 31,
                                                     2005              2005
                                                 -------------    -------------
CURRENT ASSETS:                                   Unaudited

  Cash and cash equivalents                      $  15,282,063    $  12,007,537
  Trade accounts receivable                            145,384        1,321,755
  Inventories                                        2,456,687        1,064,082
  Advance payments                                          --        1,054,393
  Deferred costs, current                           49,492,243       49,130,889
  Deferred income taxes, current                     7,957,058        8,358,713
  Prepaid expenses and other current assets            753,351          515,905
                                                 -------------    -------------

          Total current assets                      76,086,786       73,453,274

Restricted cash                                     21,852,752       20,686,915
Property and equipment, net                            571,766          905,703
Software, net                                        7,716,673       10,131,128
Deferred costs, non-current                         42,412,608       36,999,841
Deferred income taxes, non-current                   5,489,944        5,315,246
Lease deposits                                         706,706          742,583
Deposits                                             4,157,960        4,240,842
Goodwill                                             1,761,211               --
Other assets                                            85,938          112,778
                                                 -------------    -------------
                                                 $ 160,842,344    $ 152,588,310
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                               $  11,180,878    $  12,665,017
  Advances received                                    316,045        2,234,253
  Loans payable                                             --        1,115,760
  Deferred revenue, current                         67,963,271       68,075,963
  Income taxes payable                                 483,105        1,025,126
  Other current liabilities                          1,916,005        2,209,746
                                                 -------------    -------------

          Total current liabilities                 81,859,304       87,325,865

 Advances received, Cube                            21,852,752       20,686,915
 Deferred revenue, non-current                      54,994,116       49,106,165
                                                 -------------    -------------
          TOTAL LIABILITIES                        158,706,172      157,118,945
                                                 -------------    -------------

COMMITMENTS (NOTE 7)

SHAREHOLDERS' EQUITY (DEFICIT):
  Common Stock; $0.001 par value;
    100,000,000 shares authorized;
     20,542,881 and 17,993,752 shares issued
     and outstanding as of September 30,
     2005 and March 31, 2005, respectively              20,543           17,994
  Additional paid-in capital                        16,468,890        6,274,923
  Total other comprehensive income                   1,383,171          905,819
  Accumulated deficit                              (15,736,432)     (11,729,371)
                                                 -------------    -------------

          Total shareholders' equity (deficit)       2,136,172       (4,530,635)
                                                 -------------    -------------
                                                 $ 160,842,344    $ 152,588,310
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       3







                                   PPOL, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                   Three months    Three months
                                                      ended            ended
                                                   September 30,   September 30,
                                                       2005             2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

NET REVENUE:
  Product sales and network services               $ 20,832,620    $ 26,851,737
  Other on-line services                              7,143,820       5,556,924
  Consulting services                                    30,630              --
                                                   ------------    ------------

          Total                                      28,007,070      32,408,661
                                                   ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                       8,747,036       9,403,238
  Distributor incentives                             11,265,491      15,684,705
  Selling, general and administrative expenses        8,544,909       6,683,613
                                                   ------------    ------------

          Total costs and expenses                   28,557,436      31,771,556
                                                   ------------    ------------

OPERATING (LOSS) INCOME                                (550,366)        637,105

OTHER INCOME (EXPENSE), net                              25,114        (119,527)
                                                   ------------    ------------

(LOSS) INCOME BEFORE INCOME TAX PROVISION              (525,252)        517,578
                                                   ------------    ------------

INCOME TAXES (EXPENSE)BENEFIT:
  Current                                               951,967        (542,714)
  Deferred                                           (1,616,932)       (408,977)
                                                   ------------    ------------

          Total income taxes                           (664,965)       (951,691)
                                                   ------------    ------------

NET LOSS                                             (1,190,217)       (434,113)

OTHER COMPREHENSIVE GAIN
      Foreign currency translation                      233,948         441,555
                                                   ------------    ------------

COMPREHENSIVE (LOSS) INCOME                        $   (956,269)   $      7,442
                                                   ============    ============
NET LOSS PER COMMON SHARE,
     Basic                                         $      (0.06)   $      (0.02)
                                                   ============    ============
     Diluted                                       $      (0.06)   $      (0.02)
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                           20,542,881      17,993,752
                                                   ============    ============
     Diluted                                         20,542,881      17,993,752
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       4







                                   PPOL, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                    Six months      Six months
                                                      ended            ended
                                                   September 30,   September 30,
                                                       2005             2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

NET REVENUE:
  Product sales and network services               $ 47,831,450    $ 53,340,901
  Other on-line services                             12,775,206      11,080,452
  Consulting revenue                                     30,630              --
                                                   ------------    ------------

          Total                                      60,637,286      64,421,353
                                                   ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                      18,363,415      17,104,352
  Distributor incentives                             25,669,676      31,538,651
  Selling, general and administrative expenses       19,926,888      14,237,374
                                                   ------------    ------------

          Total costs and expenses                   63,959,979      62,880,377
                                                   ------------    ------------

OPERATING (LOSS) INCOME                              (3,322,693)      1,540,976

OTHER INCOME (EXPENSE), net                              12,556           3,425
                                                   ------------    ------------

(LOSS) INCOME BEFORE INCOME TAX PROVISION            (3,310,137)      1,544,401
                                                   ------------    ------------

INCOME TAXES EXPENSE:
  Current                                              (469,967)       (576,132)
  Deferred                                             (226,957)     (1,877,710)
                                                   ------------    ------------

          Total income taxes                           (696,924)     (2,453,842)
                                                   ------------    ------------

NET LOSS                                             (4,007,061)       (909,441)

OTHER COMPREHENSIVE GAIN
      Foreign currency translation                      477,352       1,207,546
                                                   ------------    ------------

COMPREHENSIVE (LOSS) INCOME                        $ (3,529,709)   $    298,105
                                                   ============    ============

NET LOSS PER COMMON SHARE,
     Basic                                         $      (0.20)   $      (0.05)
                                                   ============    ============
     Diluted                                       $      (0.20)   $      (0.05)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                           19,716,515      17,993,752
                                                   ============    ============
     Diluted                                         19,716,515      17,993,752
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       5






                                   PPOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six months      Six months
                                                                     ended            ended
                                                                  September 30,   September 30,
                                                                      2005             2004
                                                                  ------------    ------------
                                                                   (Unaudited)    (Unaudited)

CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                        $  4,007,061    $    909,441
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Depreciation and amortization                                   2,089,778       2,004,642
     Loss on sales/disposal of property, equipment and software      1,130,081          21,520
     Deferred income taxes                                             226,957       1,877,710
  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
     Restricted cash                                                (2,222,946)     (2,763,219)
     Trade accounts receivable                                       1,141,903      (1,506,314)
     Merchandise inventories                                        (1,399,321)        685,898
     Advance payments                                                1,030,160              --
     Deferred costs                                                (10,199,919)      9,442,704
     Prepaid expenses and other                                       (112,045)       (569,612)
    INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable and accrued liabilities                       (1,688,053)      3,040,604
     Advances received                                              (1,858,444)       (227,690)
     Advances received - Cube                                        2,222,946       2,763,219
     Deferred revenue                                               11,741,246     (11,679,758)
     Income taxes payable                                             (505,601)       (455,541)
     Other current liabilities                                        (272,714)       (301,988)
                                                                  ------------    ------------

          Total adjustments                                          1,324,028       2,332,175
                                                                  ------------    ------------

          Net cash (used for) provided by operating activities      (2,683,033)      1,422,734
                                                                  ------------    ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Purchase of property and equipment                               (207,851)       (287,604)
     Proceeds on sale of fixed assets                                    1,977              --
     Software and software CIP                                         (21,509)     (4,457,039)
     Guaranteed Deposits                                              (125,260)             --
     Purchase of subsidiary                                         (3,522,422)             --
     Investment in software company                                                   (300,000)
     Cash of acquired entity - K.K. U Service                          760,812              --
     Other assets                                                      724,476              --
                                                                  ------------    ------------

          Net cash used for investing activities                    (2,389,775)     (5,0444,643)
                                                                  ------------    ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from loan from majority shareholder                           --         811,394
     Repayment of loan from majority shareholder                   (1,115,760)              --
     Issuance of common stock                                       10,196,516              --
                                                                  ------------    ------------

          Net cash provided by financing activities                  9,080,756         811,394
                                                                  ------------    ------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS           (733,420)       (827,635)
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 3,274,526      (3,638,150)
CASH AND CASH EQUIVALENTS, beginning of period                      12,007,537      12,083,556
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                          $ 15,282,063    $  8,445,406
                                                                  ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION -
     Income taxes paid                                            $    992,367    $  1,175,535
                                                                  ============    ============
     Interest paid                                                $      5,675    $     19,964
                                                                  ============    ============

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

                  AJOL is primarily engaged in sales of multi-functional telecommunications equipment called MOJICO. AJOL distributes MOJICO throughout Japan through a network marketing system of registered distributors located throughout Japan that introduces purchasers to AJOL. Using MOJICO, AJOL provides original telecommunication services called "Pan Pacific Online," including MOJICO bulletin board and mail services. AJOL also provides various other on-line services through Pan Pacific Online such as ticket and mail-order services. These sales and services are provided in Japan.

                  On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese corporation ("USC") based in Tokyo, Japan. Pursuant to the Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JP(Y)380,000,000). USC is a development stage company that is expected to commence revenue generating operations in the second half of the fiscal year ending March 31, 2006. It is expected to be involved in the business of planning, development, sales and marketing, and import/export of telephones, fax machines, copiers, computer and peripheral equipment.


         BASIS OF PRESENTATION:

                  The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2005 and 2004 included in the Company's Form 10-K. The results of the six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

         PRINCIPLES OF CONSOLIDATION:

                  The consolidated financial statements include accounts of PPOL, Inc. and its wholly owned subsidiaries, AJOL, Ltd. and K.K. U Service. All significant intercompany balances and transactions have been eliminated upon consolidation.


         NET (LOSS) INCOME PER SHARE:

                  The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding, and diluted net income per share, which is based on weighted average number of common shares outstanding and dilutive potential common shares. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to any convertible notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended September 30, 2005, all of the 1,300,000 issued and outstanding common stock options have also been excluded as they would have an antidilutive effect.


         STOCK BASED COMPENSATION:

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

                  The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." It applies APB 25 and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties.

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

                  Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions: average risk free interest rate of 4.34% for 2005 and 2004; dividend yield of 0.0% for each of the years 2005 and 2004; average volatility factor of the expected market price of the Company's common stock of 251% for 2005 and 216% 2004; and an expected life of the options of 9 years for 2005 and 10 years for 2004.

                  Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                Six months ended
                                                                                  September 30:
                                                                                2005       2004
                                                                               --------    ------
               Net income (loss) as reported (in thousands $)                    (4,007)     (909)
               Stock compensation calculated under APB25 (in thousands $)            --        --
               Stock compensation calculated under SFAS 123 (in thousands $)       (258)       --
                                                                               --------    ------
               Pro forma (in thousands $)                                        (4,265)     (909)
                                                                               ========    ======

               Primary earnings per share as reported                             (0.20)    (0.05)
               Pro forma                                                          (0.22)    (0.05)
               Fully diluted earnings per share as reported                       (0.20)    (0.05)
               Pro forma                                                          (0.22)    (0.05)

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

                  During the six months ended September 30, 2005, it was decided that the best course of action was to integrate the operations of USC and AJOL rather than have two separately run organizations. Within this framework, it was determined that we should abandon certain software projects that were being undertaken by USC. Accordingly, approximately $0.7 million in software was expensed during the six months ended September 30, 2005.

         RECLASSIFICATIONS

                  Reclassifications have been made to the financial statements for the six months ended September 30, 2004 to conform to presentation for the six months ended September 30, 2005.


         RECENT ACCOUNTING PRONOUNCEMENTS:

                  On May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                  On June 29, 2005, the FASB ratified the Emerging Issues Task Force's ("EITF's") Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. Early application of the consensus is permitted in periods for which financial statements have not been issued. We do not believe the adoption of Issue No. 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

(2)      RELATED PARTY TRANSACTIONS:

                  On May 30, 2005, the Company completed the acquisition of USC. Pursuant to the Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY380,000,000). Seller is the majority owner in Foster Strategic Management Partnership, a Singapore partnership, which in turn owns approximately 10,547,594 shares of the Company's common stock, representing approximately 51.32% of the Company's issued and outstanding stock.

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

                  These consolidated financial statements include the results of operations of USC from May 31, 2005 through September 30, 2005. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of USC had occurred at April 1, 2005:

                                                 3 months ended   6 months ended
                                                        September 30, 2005

                  Sales                            $ 28,007,070    $ 60,637,286
                  Net loss                          (1,190,217)     (4,226,241)
                  Net loss per share - Basic             (0.06)          (0.21)
                  Net loss per share - Diluted           (0.06)          (0.21)

                  The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time, nor is it intended to be a projection of future results. Pro forma results are not provided for the three months and six months ended September 30, 2004 as USC was not in existence at that time.

                  AJOL entered into a consulting contract with K.K. Seagull, a Japanese corporation and shareholder of 926,956 shares the Company's common stock. Under the consulting contract, K.K. Seagull is to provide information technology services to AJOL for a term of 12 months beginning on April 1, 2005 through March, 31, 2006 at approximately $20,000 per month.


(3)  COMMON STOCK OFFERING:

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

(4)      STOCK OPTIONS:

                  The Company established a stock option plan in March 2004 (the "2004 Plan"). In accordance with the 2004 Plan, the Company is authorized to issue incentive stock options and non-qualified stock options for up to 2,000,000 shares of the Company's common stock to employees, directors and consultants.

                  A total of 1,220,000 options were granted to employees on March 25, 2004 which will vest 100% on March 25, 2006 (options will cliff vest two years after the grant date) and expire on March 25, 2014 (ten years after the grant date). An additional 80,000 options were granted to two directors on July 1, 2004 which did vest 100% on July 1, 2005. A summary of the Company's stock option plan activity is presented below:

                                                                           Weighted Average
                                                                Options     Exercise Price

                           Outstanding at March 31, 2005       1,300,000       $   4.00
                           Granted                                    --             --
                           Exercised                                  --             --
                           Forfeited                                  --             --
                           Expired                                    --             --
                                                               ---------       --------

                           Outstanding at September 30, 2005   1,300,000       $   4.00
                                                               =========       ========

                  The following table summarizes information about the stock options outstanding and exercisable at September 30, 2005:


                                                Options Outstanding                         Options Exercisable
                                 ------------------------------------------------      -----------------------------
                                                  Weighted           Weighted
Fiscal Year       Range of                        Average             Average                           Weighted
  Options         Exercise        Number of      Remaining           Exercise          Number of        Average
  Granted          Prices          Options    Contractual Life         Price            Options      Exercise Price
-------------    ------------    ----------   -----------------    --------------      -----------   ---------------

    2004            $4.00         1,220,000         8.50               $4.00                   -               -
    2005            $4.00            80,000         8.75               $4.00              80,000           $4.00
    2006                -                 -            -                   -                   -               -
                                -----------       ------             -------           -----------   ---------------
                                  1,300,000         8.51               $4.00              80,000           $4.00


(5)      DEFERRED REVENUES AND DEFERRED COSTS:

                  Activity for deferred revenues and deferred costs are contained in the table below:

                                            Deferred Costs                 Deferred Revenues
                                     ----------------------------    ----------------------------
                                       Current       Non-current       Current       Non-current
                                     ------------    ------------    ------------    ------------

Beginning balance, March 31, 2005    $ 49,130,889    $ 36,999,841    $ 68,075,963    $ 49,106,165
   Additional deferrals                15,180,029      22,909,953      21,757,733      29,073,568
   Released amounts                   (12,372,151)    (15,517,912)    (18,496,837)    (20,593,218)
   Exchange rate effect                (2,446,524)     (1,979,274)     (3,373,588)     (2,592,399)
                                     ------------    ------------    ------------    ------------
Ending balance, September 30, 2005   $ 49,492,243    $ 42,412,608    $ 67,963,271    $ 54,994,116
                                     ============    ============    ============    ============

(6)      INCOME TAXES

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

                  PPOL files stand-alone tax returns in the US as it is not permitted to file consolidated tax returns with its Japanese subsidiaries. AJOL and USC. In Japan, AJOL and USC each files its own separate tax returns. Income taxes imposed by the national, prefecture and municipal governments of Japan. The deferred tax assets result primarily from the recognition of revenues and costs for Japanese tax reporting purposes that are deferred for US financial reporting purposes.

                  PPOL, on a stand-alone basis, does not conduct revenue generating activities. Its primary source of income has been and will continue to be dividends from AJOL for the foreseeable future. Thus, PPOL on a stand-alone basis is not expected to have any taxable income unless it receives dividends from its operating subsidiaries. At March 31, 2005, PPOL had net operating loss carry forwards of approximately $1.2 million and $2.5 million for federal and California reporting purposes, respectively, expiring through March 31, 2025. For the six months ended September 30, 2005, PPOL's stand-alone loss of $1.0 million resulted in an increase of the NOL by that amount and approximately a $0.4 million addition to the deferred tax asset. A 100% valuation allowance on such loss carryforwards continues to be provided at September 30, 2005 as it is not likely that the Company will utilize such losses to offset income in the future.

(7)      COMMITMENTS & CONTINGENCIES:

                  As of September 30, 2005 the Company had various professional consulting service contracts and operating leases in effect which collectively will require payments of $1.2 million in the 12 months ending September 30, 2006.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

PRODUCT SALES AND NETWORK SERVICES. For the three months ended September 30, 2005, revenues of this category have decreased by approximately 22.4% in comparison to the same period of the prior year. The decrease is primarily due to a decline in aggregate shipments during the three year period ended September 30, 2005 in comparison to the three year period ended September 30, 2004 due principally to economic conditions in Japan. For further information, see Revenue Recognition under Critical Accounting Policies and Estimates below.

OTHER ONLINE SERVICES REVENUE. For the three months ended September 30, 2005, revenues of this category have increased by approximately 28.6% over the comparable period of the prior year. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective.

COST OF SALES. For the three months ended September 30, 2005, the cost of sales expressed as a percentage of sales increased to 31.2% from 29.0% in the comparable period of the prior year due to an increase in the cost of our flagship SF-70 MOJICO machines.

DISTRIBUTOR INCENTIVES. For the three months ended September 30, 2005, distributor incentives decreased by approximately $4.4 million or 28.2% in comparison to the same period of the prior year. The overall decrease in distributor incentives is primarily due to the decline of product sales and network services of 22.4% and change in the product mix to lower incentive rate goods and services, particularly in the area of insurance commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended September 30, 2005, selling, general and administrative expenses have increased by approximately $1.9 million or 27.8% in comparison to the same period of the prior year. The increase was primarily due to an increase in printing and postage costs associated with increased mailings and loss on retirement of certain fixed assets and software. Additionally, the Company's new subsidiary, USC, incurred approximately $980,000 in system development expense.

CURRENT INCOME TAX EXPENSE. For the three months ended September 30, 2005, current income tax expense decreased by approximately $1.5 million from the same period of the prior year. The difference in the current quarter's loss, calculated under Japanese tax laws, and the income of the comparable period of the prior year was approximately $2.6 million.

DEFERRED INCOME TAX EXPENSE. For the three months ended September 30, 2005, deferred income tax expense increased approximately $1.2 million over the same period of the prior year. The increase was primarily the result of the increase experienced in deferred costs and deferred revenues associated with the sales of the Company's MOJICO hardware and related Pan Pacific On-line subscription services in addition to other timing differences.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004

PRODUCT SALES AND NETWORK SERVICES. For the six months ended September 30, 2005, revenues of this category have decreased by approximately 10.3% in comparison to the same period of the prior year. The decrease is primarily due to a decline in aggregate shipments during the three year period ended September 30, 2005 in comparison to the three year period ended September 30, 2004 due principally to economic conditions in Japan. For further information, see Revenue Recognition under Critical Accounting Policies and Estimates below.

OTHER ONLINE SERVICES REVENUE. For the six months ended September 30, 2005, revenues increased by approximately 15.3% over the comparable period of the prior year, particularly in the area of mail order sales of Kamome branded goods. This is a result of the Company's continuing efforts to expand the on-line service business which is a continuing corporate objective.

COST OF SALES. For the six months ended September 30, 2005, the cost of sales expressed as a percentage of sales increased to 30.3% from 26.6% in the comparable period of the prior year due to increase in the cost of our flagship MOJICO machines, and monthly accrual for a promotional program to increase the number of members who join a mutual heath insurance plan administered by AJOL. Under this program, new members will receive a refund of $94 (Japanese Yen
(JPY)10,000) of their insurance premiums if they do not make any claims in their first year.

DISTRIBUTOR INCENTIVES. For the six months ended September 30, 2005, distributor incentives decreased by approximately $5.9 million or 18.6% in comparison to the same period of the prior year. The overall decrease in distributor incentives is primarily due to the decline of product sales and network services of 10.3% and a change in the product mix to lower incentive rate goods and services, particularly in the areas of insurance and mail order commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the six months ended September 30, 2005, selling, general and administrative expenses have increased by approximately $5.7 million or 40.0% in comparison to the same period of the prior year. The increase was primarily due to research and inspection costs to develop a voice recognition engine, an on-line shopping cart function and a gateway function. Additionally, the Company's new subsidiary, K.K. U Service, incurred approximately $2.2 million in new general and administrative items.

CURRENT INCOME TAX EXPENSE. For the six months ended September 30, 2005, current income tax expense compared to the same period of the prior year was relatively unchanged even though there was a $4.8 million difference between this year's pretax loss and the pretax income of the comparable period of the prior year. This was a result of taxable income, calculated under Japanese tax laws, being relatively comparable at approximately $1.5 million in both years.

DEFERRED INCOME TAX EXPENSE. For the six months ended September 30, 2005, deferred income tax expense decreased approximately $1.7 million or 87.9% over the same period of the prior year. The decrease was primarily the result of the decline experienced in deferred costs and deferred revenues associated with the sales of the Company's MOJICO hardware and related Pan Pacific On-line subscription services in addition to other timing differences such as accrued vacation, depreciation and director bonuses.

Liquidity and Capital Resources
-------------------------------

Since inception, we have funded our operations primarily through equity investments and short-term borrowings. On May 30, 2005, we sold 2,549,129 shares of our Common Stock for an aggregate consideration of $10.2 million at $4 per share to four investors. The Company issued the Common Stock in a private placement without registration under the Securities Act of 1933, as amended (the "Act"), in reliance on one or more exemptions from the registration requirements under the Act, including Regulation D.

Pursuant to the Stock Purchase Agreements, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement"), dated May 30, 2005, with each of the four Investors, which granted "piggy-back" registration rights to the Investors. Pursuant to the Registration Rights Agreement, if the Company at any time files a registration statement (other than a Form S-4 or Form S-8 registration statement) with the Securities and Exchange Commission under the Act, we agreed to use its best efforts to include in such registration statement such shares of the Investors' Common Stock as the Investors may request, subject to the terms and conditions of the Registration Rights Agreement.

The Company used the proceeds from the above noted sale of equity securities to purchase 100% of the issued and outstanding common stock of USC. The CEO of PPOL is also the Representative Director of one of the investors, which purchased 463,478 shares for $1.9 million.

Our operating activities consumed $2.7 million and provided $1.4 million of cash during the six months ended September 30, 2005 and 2004, respectively. Cash consumed in 2005 consisted of primarily of $4 million in net loss, adjusted by depreciation ($2.1 million), loss on sales/disposal of property, equipment and software ($1.1 million), and a net change in assets and liabilities of -$2.1 million. Cash provided in 2004 consisted primarily of $0.9 million in net loss, adjusted by depreciation ($2.0 million), deferred income taxes ($1.9 million), and a net change in assets and liabilities--$1.4 million.

Investing activities consumed $2.4 million and $5.0 million of cash during the six months ended September 30, 2005 and 2004, respectively. Cash consumed in 2005 consisted primarily of the purchase of USC, noted above, of $3.5 million, offset by $0.8 million cash held by USC at acquisition date and $0.7 million reduction in other assets. Cash used in 2004 was primarily related to the purchase of software of $4.4 million and $300,000 investment in a software company.

Financing activities provided $9.1 million and $0.8 million of cash during the six months ended September 30, 2005 and 2004, respectively. Cash provided in 2005 consisted of $10.2 million equity financing, noted above, and repayment of $1.1 million in loans from our majority shareholder. offset the purchase of USC, noted above, of $3.5 million, offset by $0.8 million cash held by USC at acquisition date and $0.7 million reduction in other assets. Cash provided in 2004 was entirely from majority shareholder.

As of September 30, 2005, our cash of $15.3 million was $8.7 million less than our cash balance at June 30, 2005 of $24 million. This was primarily a result of the net loss for three months ended September 30, 2005 of $1.2 million, adjusted by depreciation of $0.7 million, changes in our deferred income taxes of $2.0 million and net reduction in our current liabilities of $10.8 million and negative effect of exchange rate of $0.5 million.

While we believe that our current cash on hand, together with cash we expect to generate from future operations will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months, we will consider additional sources of financing if is deemed to be in the best interests of the Company.

Contractual Obligations

The Company's operating lease & purchase obligations as of September 30, 2005 are as follows:

                                                                Payments due by period
                                  ---------------------------------------------------------------------------------------
                                                        Less than                                             More than
     Contractual obligations          Total              1 year            2-3 years        4-5 years          5 years
   ---------------------------    --------------      ------------       ------------      -----------       ------------


   Operating Lease Obligations    $       428,989     $      428,989                 -                -                -

   Service Provider Contracts             782,056            782,056                 -                -                -
                                  ----------------    ---------------    --------------    -------------    -------------

   Total                          $     1,211,045     $    1,211,045     $           -     $          -     $          -
                                  ================    ===============    ==============    =============    =============

The Company projects that it will need to satisfy at least $1.2 million of lease and contract obligations within the twelve months following September 30, 2005.


Critical Accounting Policies and Estimates
------------------------------------------

PPOL's significant accounting policies are discussed in Note 1, Organization and Summary of Significant Accounting Policies, in our notes to the consolidated financial statements for the (1) years ended March 31, 2005 and 2004 included in our Form 10-K, and (2) six months ended September 30, 2005 included in this document. The application of certain of those policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported.

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

Revenue Recognition:

Revenue from MOJICO product sales is recognized over the weighted average customer relationship period of three years. Revenue from sales of annual online subscription services to Pan Pacific Online is recognized over one year. The revenue and associated costs deferred for revenue recognition purposes are recorded as deferred revenue and deferred costs, respectively. Deferred costs are comprised of costs of the MOJICO hardware and distributors incentive commissions. Deferred costs are directly related to defered revenues. Deferred costs are amortized into income over the weighted average customer relationship period of three years or the online subscription period of one year, as applicable.

The weighted average customer relationship period will increase if we are successful in increasing the length of time a customer maintains their relationship with us. This translates into a longer period over which we would recognize revenues from the sales of the MOJICO resulting in lower quarterly revenues unless we are able to make up for the reduction by an increase in our current MOJICO shipments and other revenues where deferred revenue recognition is not required. Our other revenues where deferred revenue recognition is not required is dependent, in part, on the length of our average customer relationship period as this implies a broader base of customers from whom we can derive revenues from. Conversely, if our average customer relationship period declined, this would have the direct opposite effect of what was heretofore discussed in this paragraph.

Software

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

Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company's balance sheet may not be recoverable.

Goodwill

The acquisition of USC was at a premium over the net recorded net worth of $1.8 million. In determining to pay this premium, we considered various factors, including the opportunities that USC offers to enhance our future growth opportunities, synergies with our present operations, cost and time advantages of establishing a comparable company on our own, contacts with prospective vendors and elimination of a potential competitor.

In its determination of the amount to be ascribed to Goodwill, the Company has considered whether the acquisition included various identifiable intangible assets. As USC is in the development stage with no revenues, at this time, we believe no value can be ascribed to the trade names, trademarks, customers, and workforce. Accordingly, the Company has estimated that the entire premium to be attributable to Goodwill.

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

On a go forward basis, we will evaluate Goodwill for possible impairment using the guidance in SFAS No. 142, "Goodwill and Other Intangible Assets" on at least an annual basis. The review for impairment requires the use of significant judgments about the future performance of the PPOL's operating subsidiaries.

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

Foreign Currency (Yen) Fluctuations
-----------------------------------

Substantially all of our revenue and expenses are received and incurred in Japanese Yen. Variation in foreign exchange rates may substantially affect our revenue, expenses, and net income in U.S. dollar terms. In preparing our financial statements, we translate revenue and expenses from Japanese Yen into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to the Yen, our reported revenue, gross profits and net income will likely be reduced. For example, in 2001, the Japanese Yen significantly weakened, which reduced our operating results on a U.S. dollar reported basis. The Company's fiscal 2006 operating results could be similarly harmed if the Japanese Yen weakens from current levels. Given the unpredictability of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.

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

Possible System Failure Or Breach Of Network Security
-----------------------------------------------------

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. As precautions, we utilize distributed processing systems, back-up systems, Internet firewalls, nonstop, 24 hour, continuous installation environment surveillance, and private power generators as backup. There can be no assurance that our existing and planned precautions of backup systems, regular data backups and other procedures will be adequate to prevent significant damage, system failure or data loss.

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

PART 2:

ITEM 1:  LEGAL PROCEEDINGS

         None.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5:  OTHER INFORMATION

         None.

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


B - Reports on Form 8-K

         1) On July 13, 2005 the Company filed a Current Report on Form 8-K under item 8.01, "Other Events," which reported the anticipated delay in filing the Company's Form 10-K beyond the extended due date of July 14, 2005.
         2) On July 26, 2005 the Company filed a Current Report on Form 8-K under item 8.01, "Other Events," which reported the sale of the Company's stock sold by a shareholder and affiliate of the Company to Japanese purchasers.
         3) On August 23, 2005 the Company filed a Current Report on Form 8-K under item 3.01, "Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer Listing," which reported that the Company had initiated a hearing with the OTC Bulletin Board Filing Department of the National Association of Securities Dealers to discuss the Company's SEC reporting status.
         4) On September 9, 2005 the Company filed a Current Report on Form 8-K under item 4.01, "Changes in Registrant's Certifying Accountant," which reported that the Company's auditors, Stonefield Josephson, Inc., had declined to stand for reelection as the Company's auditors. Additionally, concerns raised by Stonefield Josephson, Inc. were noted in this filing.
         5) On September 22, 2005 the Company filed a Current Report on Form 8-K under item 4.01 "Changes in Registrant's Certifying Accountant," which reported that the Company's relationship with its auditor, Stonefield Josephson, Inc., would cease and that the Company's Board of Directors had engaged Windes and McClaughry Accountancy Corporation for the quarter ended June 30, 2005. The Company also reported under item 3.01, "Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer Listing," which noted that it was delinquent in filing its first quarter Form 10-Q and that it had scheduled a hearing with the OTCBB Filings Department regarding its SEC reporting status.
         6) On September 22, 2005 the Company filed a Current Report on Form 8-K/A under item 4.01, "Changes in Registrant's Certifying Accountant," which reported that the Company's auditors, Stonefield Josephson, Inc., had declined to stand for reelection as the Company's auditors. Additionally, concerns raised by Stonefield Josephson, Inc. were noted in this filing. As an exhibit to this filing was Stonefield Josephson's letter addressed to the SEC regarding the Company's filing on September 9, 2005.
         7) On September 26, 2005 the Company filed a Current Report on Form 8-K/A under item 4.01, "Changes in Registrant's Certifying Accountant," which reported that the Company's auditors would be changing from Stonefield Josephson, Inc. to Windes and McClaughry Accountancy Corporation. Additionally, concerns raised by Stonefield Josephson, Inc. were noted in this filing.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PPOL, Inc.
                                          --------------------------------------
                                          (Registrant)

         November 14, 2005                /s/ Hisao Inoue
         -----------------                --------------------------------------
         Date                             Hisao Inoue, Chief Executive Officer


         November 14, 2005                /s/ Richard Izumi
         -----------------                --------------------------------------
         Date                             Richard Izumi, Chief Financial Officer