Form 10-Q
period 2005-12-31
PPOL INC
filed 2006-03-23
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one:

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2005

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

         Yes [X]           No [ ]
             ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                            20,542,881
-----------------------------                -----------------------------------
         (Class)                              (Outstanding at February 14, 2006)



                                              PPOL, Inc.
                                  2005 Quarterly Report on Form 10-Q
                                          Table of Contents

PART 1:                                                                                            3
----------------------------------------------------------------------------------------------------
ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                                         3
Consolidated Balance Sheets as of December 31, 2005 and March 31, 2005                             3
Consolidated Statements of Operations and Comprehensive (Loss) Income for the
    Three Months Ended December 31, 2005 and 2004                                                  4
Consolidated Statements of Operations and Comprehensive (Loss) Income for the
    Nine Months Ended December 31, 2005 and 2004                                                   5
Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and 2004         6
Notes to Consolidated Financial Statements                                                         7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    14
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               20
ITEM 4:  CONTROLS AND PROCEDURES                                                                  25

PART 2:                                                                                           26
----------------------------------------------------------------------------------------------------
ITEM 1:  LEGAL PROCEEDINGS                                                                        26
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                26
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                                          26
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      26
ITEM 5:  OTHER INFORMATION                                                                        26
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                         26

SIGNATURES                                                                                        28
----------------------------------------------------------------------------------------------------

EXHIBITS:                                                                                         29
----------------------------------------------------------------------------------------------------
Exhibit 31.1 - CEO Certification                                                                  29
Exhibit 31.2 - CFO Certification                                                                  30
Exhibit 32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            31





PART 1:
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                                   PPOL, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                           December 31,       March 31,
                                                     2005              2005
                                                 -------------    -------------
CURRENT ASSETS:                                   Unaudited

  Cash and cash equivalents                      $   7,579,694    $  12,007,537
  Trade accounts receivable                            121,953        1,321,755
  Merchandise inventories                            2,113,971        1,064,082
  Advance payments                                          --        1,054,393
  Deferred costs, current                           42,969,655       49,130,889
  Deferred income taxes, current                     7,052,023        8,358,713
  Prepaid expenses and other current assets            654,879          515,905
                                                 -------------    -------------

          Total current assets                      60,492,175       73,453,274

Restricted cash                                     21,244,530       20,686,915
Property and equipment, net                            525,351          905,703
Software, net                                        6,777,105       10,131,128
Deferred costs, non-current                         31,957,441       36,999,841
Deferred income taxes, non-current                   4,679,655        5,315,246
Lease deposits                                              --          742,583
Deposits                                             3,988,088        4,240,842
Goodwill                                             1,800,408               --
Other assets                                            73,097          112,778

                                                 -------------    -------------
                                                 $ 131,537,850    $ 152,588,310
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                               $   5,634,762    $  12,665,017
  Advances received                                    121,722        2,234,253
  Loans payable                                             --        1,115,760
  Deferred revenue, current                         59,026,199       68,075,963
  Income taxes payable                                  29,726        1,025,126
  Other current liabilities                          1,463,433        2,209,746
                                                 -------------    -------------

          Total current liabilities                 66,275,842       87,325,865

 Advances received, Cube                            21,244,530       20,686,915
 Deferred revenue, non-current                      41,297,405       49,106,165
                                                 -------------    -------------
          TOTAL LIABILITIES                        128,817,777      157,118,945
                                                 -------------    -------------

COMMITMENTS (NOTE 7)

SHAREHOLDERS' EQUITY (DEFICIT):
  Common Stock; $0.001 par value;
    100,000,000 shares authorized;
     20,542,881 and 17,993,752 shares issued
     and outstanding as of December 31,
     2005 and March 31, 2005, respectively              20,543           17,994
  Additional paid-in capital                        16,468,890        6,274,923
  Total other comprehensive income                   1,836,626          905,819
   Accumulated deficit                             (15,605,986)     (11,729,371)
                                                 -------------    -------------

          Total shareholders' equity (deficit)       2,720,073       (4,530,635)
                                                 -------------    -------------
                                                 $ 131,537,850    $ 152,588,310
                                                 =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.



                                   PPOL, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                   Three months    Three months
                                                      ended            ended
                                                   December 31,     December 31,
                                                       2005             2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

NET REVENUE:
  Product sales and network services               $ 20,285.161    $ 25,906,504
  Other on-line services                              5,939,440       5,914,417
                                                   ------------    ------------

          Total                                      26,224,601      31,820,921
                                                   ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                       8,496,216       9,358,981
  Distributor incentives                             11,360,244      15,336,634
  Selling, general and administrative expenses        5,066,862       7,333,691
                                                   ------------    ------------

          Total costs and expenses                   24,923,322      32,029,306
                                                   ------------    ------------

OPERATING (LOSS) INCOME                               1,301,279        (208,385)

OTHER INCOME (EXPENSE), net                              14,339        (245,822)
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION             1,315,618        (454,207)
                                                   ------------    ------------

INCOME TAXES (EXPENSE)BENEFIT:
  Current                                               465,617          88,736
  Deferred                                           (1,715,324)        340,086
                                                   ------------    ------------

          Total income taxes                         (1,249,707)        428,822
                                                   ------------    ------------

NET INCOME (LOSS)                                        65,911         (25,385)

OTHER COMPREHENSIVE GAIN
      Foreign currency translation                      453,455       1,259,464
                                                   ------------    ------------

COMPREHENSIVE INCOME                               $    519,366    $  1,234,079
                                                   ============    ============
NET INCOME (LOSS) PER COMMON SHARE,
     Basic                                         $       0.00    $      (0.00)
                                                   ============    ============
     Diluted                                       $       0.00    $      (0.00)
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                           20,542,881      17,993,752
                                                   ============    ============
     Diluted                                         20,542,881      17,993,752
                                                   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.



                                   PPOL, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                    Nine months     Nine months
                                                      ended            ended
                                                   December 31,     December 31,
                                                       2005             2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

NET REVENUE:
  Product sales and network services               $ 68,116,611    $ 79,247,405
  Other on-line services                             18,714,646      16,994,869
  Consulting revenue                                     30,630              --
                                                   ------------    ------------

          Total                                      86,861,887      96,242,274
                                                   ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                      26,859,631      26,463,333
  Distributor incentives                             37,029,920      46,875,285
  Selling, general and administrative expenses       24,929,646      21,571,065
                                                   ------------    ------------

          Total costs and expenses                   88,819,197      94,909,683
                                                   ------------    ------------

OPERATING (LOSS) INCOME                              (1,957,310)      1,332,591

OTHER INCOME (EXPENSE), net                              27,326        (242,397)
                                                   ------------    ------------

(LOSS) INCOME BEFORE INCOME TAX PROVISION            (1,929,984)      1,090,194
                                                   ------------    ------------

INCOME TAXES (EXPENSE):
  Current                                                (4,350)       (487,396)
  Deferred                                           (1,942,281)     (1,537,624)
                                                   ------------    ------------

          Total income taxes                         (1,946,631)     (2,025,020)
                                                   ------------    ------------

NET LOSS                                             (3,876,615)       (934,826)

OTHER COMPREHENSIVE GAIN (LOSS)
      Foreign currency translation                      930,807         (51,918)
                                                   ------------    ------------

COMPREHENSIVE (LOSS) INCOME                        $ (2,945,808)   $   (986,744)
                                                   ============    ============

NET LOSS PER COMMON SHARE,
     Basic                                         $      (0.19)   $      (0.05)
                                                   ============    ============
     Diluted                                       $      (0.19)   $      (0.05)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                           19,993,981      17,993,752
                                                   ============    ============
     Diluted                                         19,993,981      17,993,752
                                                   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.



                                   PPOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine months    Nine months
                                                                     ended           ended
                                                                  December 31,    December 31,
                                                                      2005            2004
                                                                  ------------    ------------
                                                                  (Unaudited)     (Unaudited)

CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                        $ (3,876,615)    $  (934,826)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Depreciation and amortization                                   2,756,565       3,040,118
     Loss on sales/disposal of property, equipment and software      1,102,504         (20,835)
     Deferred income taxes                                           1,942,281       1,537,624
  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
     Restricted cash                                                (2,493,138)     (4,019,876)
     Trade accounts receivable                                       1,141,137        (929,701)
     Merchandise inventories                                        (1,087,761)         72,138
     Advance payments                                                1,012,713              --
     Deferred costs                                                  3,856,643      15,095,110
     Prepaid expenses and other                                         76,988      (1,139,721)
    INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable and accrued liabilities                       (7,014,014)       (673,645)
     Advances received                                              (2,017,807)      1,568,066
     Advances received - Cube                                        2,493,138       4,019,876
     Deferred revenue                                               (6,947,850)    (18,061,854)
     Income taxes payable                                             (962,199)     (1,031,391)
     Other current liabilities                                        (626,785)        (86,430)
                                                                  ------------    ------------

          Total adjustments                                         (6,767,585)       (630,521)
                                                                  ------------    ------------

          Net cash used for operating activities                   (10,644,200)     (1,565,347)
                                                                  ------------    ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Purchase of property and equipment                               (262,675)       (371,645)
     Proceeds on sale of fixed assets                                       --              --
     Software and software CIP                                         (21,144)     (5,704,779)
     Proceeds from sales of property and equipment                       1,945         338,824
     Guaranteed Deposits                                              (123,138)             --
     Lease deposits                                                    713,229              --
     Purchase of subsidiary                                         (3,522,422)             --
     Cash of acquired entity - K.K. U Service                          760,812              --
     Other assets                                                      687,168         309,763
                                                                  ------------    ------------

          Net cash used for investing activities                    (1,766,225)     (5,427,837)
                                                                  ------------    ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from loan from majority shareholder                           --       3,297,769
     Repayment of loan from majority shareholder                    (1,115,760)             --
     Issuance of common stock                                       10,196,516              --
                                                                  ------------    ------------

          Net cash provided by financing activities                  9,080,756       3,297,769
                                                                  ------------    ------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS         (1,098,174)       (672,571)
                                                                  ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (4,427,843)     (4,367,986)
CASH AND CASH EQUIVALENTS, beginning of period                      12,007,537      12,083,556
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                          $  7,579,694    $  7,715,570
                                                                  ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION -
     Income taxes paid                                            $    985,403    $  1,643,634
                                                                  ============    ============
     Interest paid                                                $     11,721    $     24,446
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

                                   PPOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION:

          PPOL, Inc. ("PPOL" or "the Company") incorporated on May 19, 1993 in California. On August 15, 2002, the Company amended its articles of incorporation to increase its authorized shares of common stock from 10,000,000 to 100,000,000, to change its name to PPOL, Inc. and to effect a 1 for 7 reverse stock split. All share data presented in these consolidated financial statements reflect the reverse stock split.

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

          AJOL is primarily engaged in sales of multi-functional telecommunications equipment called MOJICO. AJOL distributes MOJICO throughout Japan through a network marketing system of registered distributors located throughout Japan that introduces purchasers to AJOL. Using MOJICO, AJOL provides original telecommunication services called "Pan Pacific Online," including MOJICO bulletin board and mail services. AJOL also provides various other on-line services through Pan Pacific Online such as ticket and mail-order services. These sales and services are provided in Japan. It is also expected to be involved in the business of planning, development, sales and marketing, and import/export of telephones, fax machines, copiers, computer and peripheral equipment.

          On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese corporation ("USC") based in Tokyo, Japan. Pursuant to the Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY380,000,000). At the end of the third quarter, USC was merged into AJOL.

     BASIS OF PRESENTATION:

          The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2005 and 2004 included in the Company's Form 10-K. The results of the nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

     PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include accounts of PPOL, Inc. and its wholly owned subsidiary, AJOL. All significant intercompany balances and transactions have been eliminated upon consolidation.

     RESTATEMENT:

          We have determined that Goodwill was understated by $205,991 at acquisition of USC (Note 2) on May 30, 2005. The impact of the understatement of Goodwill on the financial statements for the quarters ended June 30, 2005 and September 30, 2005 were as follows:

                                                             Statement of income
                                                           -------------------------
                                  Balance Sheet            3 months     6 months (YTD)
                              ------------------------     ------------------------
                                          Comprehensive    Other comprehensive gain
June 30, 2005                 Goodwill        Income      Foreign currency translation
-------------                 ----------    ----------     ----------   ------------
As stated in 10-Q             $1,761,211    $1,149,223     $  243,404        n/a
As restated                   $1,919,068    $1,307,080     $  401,261        n/a
  Impact                      $  157,857    $  157,857     $  157,857        n/a

September 30, 2005
------------------
As stated in 10-Q             $1,761,211    $1,383,171     $  233,948    $  477,352
As restated                   $1,877,803    $1,499,763     $  192,683    $  593,944
  Impact                      $  116,592    $  116,592     $  (41,265)   $  116,592


     NET (LOSS) INCOME PER SHARE:

          The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding, and diluted net income per share, which is based on weighted average number of common shares outstanding and dilutive potential common shares. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to any convertible notes payable and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended December 31, 2005, all of the 1,300,000 issued and outstanding common stock options have also been excluded as they would have an antidilutive effect.

     STOCK BASED COMPENSATION:

          The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant. The Company has elected to continue to account for its employee stock-based compensation plans using an intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies APB 25 and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties.

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

          Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123R, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                               Nine months ended
                                                                 December 31:
                                                                2005       2004
                                                              --------    ------
Net income (loss) as reported (in thousands $)                  (3,877)    (935)
Stock compensation calculated under APB25 (in thousands $)          --       --
Stock compensation calculated under SFAS 123 (in thousands $)     (815)    (751)
                                                              --------   ------
Pro forma (in thousands $)                                      (4,692)  (1,686)
                                                              ========   ======

Basic earnings per share as reported                           (0.19)   (0.05)
Pro forma                                                      (0.23)   (0.09)
Diluted earnings per share as reported                         (0.19)   (0.05)
Pro forma                                                      (0.23)   (0.09)

          On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

          SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

          o Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and
                    (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

          o Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

          In April 2005, the SEC announced that the effective transition date for SFAS No. 123(R) would be extended to annual periods beginning after June 15, 2005. We are required to adopt this new standard on April 1, 2006, with early-adoption permitted.

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

          During the nine months ended December 31, 2005, it was decided that the best course of action was to integrate the operations of USC and AJOL rather than have two separately run organizations. Within this framework, it was determined that we should abandon certain software projects that were being undertaken by USC. Accordingly, approximately $0.7 million in software was expensed during the nine months ended December 31, 2005.

     RECLASSIFICATIONS

          Reclassifications have been made to the financial statements for the nine months ended December 31, 2004 to conform to presentation for the nine months ended December 31, 2005.

     RECENT ACCOUNTING PRONOUNCEMENTS:

          On May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

(2)  RELATED PARTY TRANSACTIONS:

          On May 30, 2005, the Company completed the acquisition of USC. Pursuant to the Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY380,000,000). Seller is the majority owner in Foster Strategic Management Partnership, a Singapore partnership, which in turn owns approximately 10,547,594 shares of the Company's common stock, representing approximately 51.34% of the Company's issued and outstanding stock.

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

          The Company has considered whether the acquisition included various identifiable intangible assets. As USC was in the development stage with no revenues, we believe no value can be ascribed to the trade names, trademarks, customers, and workforce. Accordingly, the Company has estimated that the entire premium of $1,967,092 over the recorded net worth to be attributable to Goodwill.

          In conjunction with the acquisition of USC, we have retained a valuation firm to assist us in the determination of what portion of the purchase price should be allocated to identifiable intangible assets. We believe the valuation of any identifiable intangible assets will be concluded by March 31, 2006 and may result in a portion of Goodwill to be reclassified to identifiable intangible assets. Nevertheless, the Company does not believe changes, if any, will be material to its financial position or results of operations.

          These consolidated financial statements include the results of operations of USC from May 31, 2005 through December 31, 2005. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of USC had occurred at April 1, 2005:

                                                 3 months ended   9 months ended
                                                        December 31, 2005
                                                 -------------------------------
           Sales                                   $ 26,224,601    $ 86,861,887
           Net income (loss)                             65,911      (4,082,496)
           Net income (loss) per share - Basic             0.00           (0.20)
           Net income (loss) per share - Diluted           0.00           (0.20)

          The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated at that time, nor is it intended to be a projection of future results. Pro forma results are not provided for the three months and nine months ended December 31, 2004 as USC was not in existence at that time.

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

                                                      Weighted Average
                                           Options     Exercise Price

      Outstanding at March 31, 2005       1,300,000       $   4.00
      Granted                                    --             --
      Exercised                                  --             --
      Forfeited                                  --             --
      Expired                                    --             --
                                          ---------       --------

      Outstanding at December 31, 2005    1,300,000       $   4.00
                                          =========       ========

          The following table summarizes information about the stock options outstanding and exercisable at December 31, 2005:


                                                Options Outstanding                         Options Exercisable
                                 ------------------------------------------------    -----------------------------
                                                  Weighted           Weighted
Fiscal Year       Range of                        Average             Average                           Weighted
  Options         Exercise        Number of      Remaining           Exercise          Number of        Average
  Granted          Prices          Options    Contractual Life         Price            Options      Exercise Price
-------------    ------------    ----------   -----------------    --------------      -----------  ---------------
    2004            $4.00         1,220,000         8.25               $4.00                   -               -
    2005            $4.00            80,000         8.50               $4.00              80,000           $4.00
    2006                -                 -            -                   -                   -               -
                                -----------       ------             -------           -----------  ---------------
                                  1,300,000         8.27               $4.00              80,000           $4.00



(5) DEFERRED REVENUES AND DEFERRED COSTS:

     Activity for deferred revenues and deferred costs are contained in the table below:

                                          Deferred Costs                  Deferred Revenues
                                    ----------------------------    ----------------------------
                                      Current       Non-current       Current       Non-current
                                    ------------    ------------    ------------    ------------

Beginning balance, March 31, 2005   $ 49,130,889    $ 36,999,841    $ 68,075,963    $ 49,106,165
   Additional deferrals               15,066,362      19,182,676      21,973,900      24,248,775
   Released amounts                  (17,024,630)    (21,081,052)    (25,226,995)    (27,943,531)
   Exchange rate effect               (4,202,966)     (3,144,024)     (5,796,669)     (4,114,004)
                                    ------------    ------------    ------------    ------------
Ending balance, December 31, 2005   $ 42,969,655    $ 31,957,441    $ 59,026,199    $ 41,297,405
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

     PPOL files stand-alone tax returns in the US as it is not permitted to file consolidated tax returns with its Japanese subsidiaries, AJOL and USC. In Japan, AJOL and USC file their own separate tax returns. Income taxes imposed by the national, prefecture and municipal governments of Japan. The deferred tax assets result primarily from the recognition of revenues and costs for Japanese tax reporting purposes that are deferred for US financial reporting purposes.

     PPOL, on a stand-alone basis, does not conduct revenue generating activities. Its primary source of income has been and will continue to be dividends from AJOL for the foreseeable future. Thus, PPOL on a stand-alone basis is not expected to have any taxable income unless it receives dividends from its operating subsidiaries. At March 31, 2005, PPOL had net operating loss carry forwards of approximately $1.2 million and $2.5 million for federal and California reporting purposes, respectively, expiring through March 31, 2025. For the nine months ended December 31, 2005, PPOL's stand-alone loss of $1.3 million resulted in an increase of the NOL by that amount and approximately a $0.5 million addition to the deferred tax asset. A 100% valuation allowance on such loss carryforwards continues to be provided at December 31, 2005 as it is not likely that the Company will utilize such losses to offset income in the future.

(7)  COMMITMENTS & CONTINGENCIES:

     As of December 31, 2005 the Company had various professional consulting service contracts and operating leases in effect which collectively will require payments of $0.6 million in the 12 months ending December 31, 2006.

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

Overview
--------

PPOL, Inc., a California corporation, conducts its business primarily through its wholly owned Japanese subsidiaries, AJOL, Ltd. ("AJOL"), a Japanese corporation. At the present time, the Company has administrative functions occurring in California, but does not otherwise have any major business in the United States.

Commencing in January 2006, the Company's revenues will be derived from direct marketing by AJOL of (1) its "MOJICO" hardware, a multifunctional facsimile based machine with networking capabilities, (2) subscriptions to PPOL's proprietary "Pan Pacific Online" interactive database that can only be accessed through its MOJICO hardware and (3) various consumer products that utilize the Company's "Kamome" brand.

Acquisition of USC and its impact on direct marketing
-----------------------------------------------------

In response to the slowing of activity and declining membership in Acube, the MOJICO users' organization, changing attitudes toward network marketing, and recent changes in laws and regulations that network marketing is subject to in Japan, we have begun a transition in sales focus from network marketing to direct marketing. One of the primary reasons for the declining membership in Acube is attributable to the high initial cost. We needed to reduce the initial cost to a fraction of what we were able to offer our flagship product under network marketing.

We have determined that the direct marketing method is the best suited to reduce the initial cost and also not the subject of the recent changes in laws and regulations affecting network marketing in Japan. In addition consumer surveys have indicated more receptivity to direct marketing.

As discussed in Note 2 to the financial statements, we acquired USC in May 2005. The acquisition of USC played a crucial role in our ability to transition from network marketing to direct marketing much more quickly than would otherwise have been possible. USC had the critical leadership personnel with experience in setting up and running direct marketing operations.

For us to establish a direct marketing operation, we would have had to recruit personnel with relevant experience. In the current environment, speed is a critical element. We estimated it would have taken six to nine months longer to start a direct marketing organization. By combining USC's experience and our assembled workforce, we believe we will enhance our future growth opportunities.

With a delayed transition to direct marketing, there was also a high likelihood that USC would become a formidable competitor. Moreover, prior to the acquisition, we had learned that USC had been approaching our existing manufacturer of the SF-70 to manufacture their products. If they successfully consummated an arrangement with our existing manufacturer, this would have reduced their ability to supply our products due to capacity constraints.

Two defining characteristics of direct marketing contribute to its appeal as a sales system: the location of sales and the cost of sales. First, although the actual sale may occur inside a retail location, the initiation of the sale occurs outside of the place of business. We hope that this style of sales will facilitate the widening of contacts for our members. Secondly, in contrast to network marketing, direct marketing does not require the seller to assume the responsibility for any specific costs related to the sale. While network marketing has certain conditions for the receipt of income from the sale, direct marketing does not have complicated eligibility procedures. The reduction of sales costs and the overall simplification of income generation makes the direct marketing process more attractive to prospective participants and current members of Acube. Our decision to redefine our sales focus reflects our continuing dedication to the constant development of our business and our sensitivity to the concerns of our members. As part of our redirection of sales focus we stopped accepting new distributor applications for network marketing activities as of October, 2005. The anticipated effects of our new strategy on profits and cost of sales are as follows:

                                                                     -------------------------------------------
                                                                     Network marketing      Direct marketing
                                                                                      --------------------------
                                                                                          SF-70          U-Phone
----------------------------------------------------------------------------------------------------------------
Sales per unit                                                            $ 3,224        $   726        $   807
----------------------------------------------------------------------------------------------------------------
Monthly usage rate                                                        $    --        $    23        $    23
----------------------------------------------------------------------------------------------------------------
Projected revenues over three years                                       $ 3,224        $ 1,569        $ 1,651
----------------------------------------------------------------------------------------------------------------
Revenues expressed as a % of  network marketing sales                       100.0%          48.7%          51.2%
----------------------------------------------------------------------------------------------------------------
Gross profit per unit                                                     $   769        $   369        $   566
----------------------------------------------------------------------------------------------------------------

Gross profit expressed as a % of gross profit through network marketing     100.0%          48.0%          73.6%
----------------------------------------------------------------------------------------------------------------

Under the direct marketing structure, the sales price per unit is 22.5% and 25.0% for the SF-70 and U-Phone, respectively in comparison to the sales price of the SF-70 under the former networking structure used through this quarter. However, the projected revenues per unit utilizing the average customer relationship period for the SF-70 under the network marketing structure indicates such revenues to be 48.7% and 51.2% for the SF-70 and U-Phone, respectively, of total revenues for the SF-70 over the average customer relationship period under the network structure. In addition, while the gross profit is lower per unit, we believe we can make up the difference through increased unit sales as a result of the significantly lower sales price per unit.

Since the direct marketing program is still in its formative phases, the gross profit is significantly less than that for network marketing. We believe that this allowance for a decline in gross profit is necessary and a temporary condition for the future success of PPOL. In addition, similar sales strategies such as mail order services targeting current Acube members are being explored to augment our new direct marketing approach.

UNDERSTATEMENT OF GOODWILL AT JUNE 30, 2005 AND SPETEMBER 30, 2005

As disclosed in Note 1 to the financial statements, we have determined that Goodwill was understated by $205,991 at acquisition of USC, discussed in the preceding section, on May 30, 2005. This understatement did not effect income from continuing operations, net income or related per share amounts. The impact of the understatement of Goodwill on the financial statements for the quarters ended June 30, 2005 and September 30, 2005 follows:

                                                             Statement of income
                                                           -------------------------
                                  Balance Sheet            3 months     6 months (YTD)
                              ------------------------     ------------------------
                                          Comprehensive    Other comprehensive gain
June 30, 2005                 Goodwill        Income      Foreign currency translation
-------------                 ----------    ----------     ----------   ------------
As stated in 10-Q             $1,761,211    $1,149,223     $  243,404        n/a
As restated                   $1,919,068    $1,307,080     $  401,261        n/a
  Impact                      $  157,857    $  157,857     $  157,857        n/a

September 30, 2005
------------------
As stated in 10-Q             $1,761,211    $1,383,171     $  233,948    $  477,352
As restated                   $1,877,803    $1,499,763     $  192,683    $  593,944
  Impact                      $  116,592    $  116,592     $  (41,265)   $  116,592

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

PRODUCT SALES AND NETWORK SERVICES.
The three month period ended December 31, 2005 saw a decrease in product sales and network services of 21.7% as a result of a change in sales focus. Starting in October of the current year, the Company discontinued its solicitation of agent applications for its network marketing activities. Instead, the Company decided to concentrate its efforts on the development of direct marketing sales and services. We believe this shift in focus to be in the best long term interests of PPOL given the current economic environment and consumer attitudes towards network marketing.

COST OF SALES. The cost of sales for the 3 month period ended December 31, 2005 declined 9.2% compared to the corresponding period of 2004, a smaller decline than our sales decline. This is attributable to our fixed overhead remaining comparable to the prior year while net sales declined in 2005. Thus the cost (fixed overhead plus variable cost) per sale was greater in 2005.

DISTRIBUTOR INCENTIVES. The overall decrease in distributor incentives of 25.9%, which is 4.2% more than the decline in sales, is primarily due to change in the product mix to lower incentive rate goods and services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. In the three month period ended December 31, 2005, selling, general and administrative expense decreased by 30.9% relative to the same period of 2004. The three month period ended December 31, 2004 included start-up costs for the Gatefor subsidiary which did not recur in 2005. Additionally, the costs for training and events were reduced in 2005.

OTHER INCOME (EXPENSE), NET. This category represents non-recurring items. There was a swing of $260,000 from other expenses, net of $246,000 in the comparable period of the prior year to net other income of $14,000 in the current year's three months ended December 31, 2005. The change was a primary result of recognizing into income approximately $40,000 in expired gift certificates and the absence of one time non-recurring expenses incurred in the prior year in the current year.

INCOME TAXES. In the prior year's comparable quarter, we had an income tax benefit of approximately $429,000 vs. an expense of close to $1,250,000 in the quarter ended December 31, 2005. This is primarily a result of a pretax income at AJOL, our Japanese operating subsidiary of approximately $1.65 million. As consolidated returns cannot be filed in Japan, losses at PPOL, a California entity, and USC, a Japanese entity that was merged into AJOL in December 2005, could not be offset against AJOL income. The current year's tax provision also includes a $490,000 addition resulting from an unfavorable exchange rate conversion of our yen denominated tax accounts.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2004

PRODUCT SALES AND NETWORK SERVICES. The nine month period ended December 31, 2005 declined by 14.0% ($11.1 million)from the prior year's comparable period. This was primarily due to the current economic environment and consumer attitude toward network marketing, which resulted in a $5.5 million reduction in revenues for the six months ended September 30, 2005. As discussed above in the Overview and three month results, we are evolving into a direct marketing organization. This resulted in an additional $5.6 million reduction in revenues from the prior year's comparable nine months.

OTHER ON-LINE SERVICES For the nine months ended December 31, 2005, increased by 10.1% over the comparable period of the prior year. This was especially attributable to increases in the area of mail order sales of Kamome branded goods and services provided by the Company.

COST OF SALES. The increase in cost of sales was 1.5% over the comparable nine month period of the prior year even though total revenues declined by 9.75%. This was a result of fixed overhead costs which could not be reduced in line with the decline in sales. In addition, we had a monthly accrual for a promotional program to increase the number of members who join a mutual heath insurance plan administered by AJOL. Under this program, new members will receive a refund of $94 (Japanese Yen (JPY)10,000) of their insurance premiums if they do not make any claims in their first year. This promotional program is an investment in the future aimed at increasing the number of renewing members.

DISTRIBUTOR INCENTIVES. The increase in mail order sales for the nine month period ended December 31, 2005 compared to equivalent period of the previous year was comprised of the sale of lower-cost products which did not qualify distributors for significant commissions. As a result, in the nine month period ended December 31, 2005, the cost of distributor incentives decreased by 21.0% relative to the corresponding period of the previous year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine months ended December 31, 2005, selling, general, and administrative expenses increased by 15.6% relative to the corresponding period of the prior year. Three factors contributed to this increase. First, the move to a new office resulted in two rent expenses. Also associated with the change in office locations was the cost of restoring the old office space to its original condition. Second, the cost of system maintenance increased. Third, we incurred research and inspection costs to develop a voice recognition engine, an on-line shopping cart function and a gateway function. Finally, there were approximately $2.2 million in new general and administrative items incurred by USC.

OTHER INCOME (EXPENSE), NET. This category represents non-recurring items. There was a swing of $270,000 from other expenses, net of $242,000 in the comparable period of the prior year to net other income of $27,000. The in the current year's three months ended December 31, 2005. The change was a result of recognizing into income approximately $40,000 in expired gift certificates and the absence of one time non-recurring expenses incurred in the prior year in the current year.

INCOME TAXES. Our income tax expense was comparable to the same period of the prior year even though we had a pretax loss of $1,930,000 in comparison to a pretax income of $1,090,000 in the prior year. Both years are impacted from the income of our subsidiary AJOL, a Japanese corporation, being unable to be consolidated with the losses incurred by PPOL, a California entity, and USC, a Japanese corporation that was merged into AJOL in December 2005, this year and the losses at PPOL and Gatefor, a Japanese corporation, which was disposed of in March 2005 in the prior year. The pretax income of AJOL was $1,580,000 and $4,100,000 for the nine months ended December 31, 2005 and 2004, respectively. The unfavorable exchange rate conversion of our yen denominated tax accounts contributed to an additional expense of $1,160,000 this period..


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

The Company used the proceeds from the above noted sale of equity securities to purchase 100% of the issued and outstanding common stock of USC. The former CEO of PPOL, who had resigned in December 2005, is also the Representative Director of one of the investors, which purchased 463,478 shares for $1.9 million.

Our operating activities consumed $10.6 million and $1.6 million of cash during the nine months ended December 31, 2005 and 2004, respectively. Cash consumed in 2005 consisted of primarily of $3.9 million in net loss, adjusted by depreciation ($2.8 million), loss on sales/disposal of property, equipment and software ($1.1 million), deferred income taxes ($1.9 million), and a net change in assets and liabilities of ($12.6 million). Cash provided in 2004 consisted primarily of $0.9 million in net loss, adjusted by depreciation ($3.0 million), deferred income taxes ($1.5 million), and a net change in assets and liabilities ($5.2 million). The change in cash used by operating activities is attributable to the shift in our business focus to the development of direct marketing from the previous use of network marketing. This was a major factor in the net change in assets and liabilities of ($12.6 million).

Investing activities consumed $1.8 million and $5.4 million of cash during the nine months ended December 31, 2005 and 2004, respectively. Cash consumed in 2005 consisted primarily of the purchase of USC, noted above, of $3.5 million, offset by $0.8 million cash held by USC at acquisition date and $0.7 million reduction in other assets. Cash used in 2004 was primarily related to the purchase of software of $5.7 million and $300,000 reduction in other assets.

Financing activities provided $9.1 million and $3.3 million of cash during the nine months ended December 31, 2005 and 2004, respectively. Cash provided in 2005 consisted of $10.2 million equity financing, noted above, and repayment of $1.1 million in loans from our majority shareholder. Cash provided in 2004 was entirely from majority shareholder.

As of December 31, 2005, our cash of $7.6 million was $4.4 million less than our cash balance at March 31 2005 of $12.0 million. This was primarily a result of the net loss for nine months ended December 31, 2005 of $3.9 million, adjusted by cash used for operating activities $6.8 million, cash used for investing activities of $1.8, negative impact of exchange rate changes on cash and cash equivalents of $1.1 million, offset by $9.1 million provided by financing activities.

While we believe that our current cash on hand, together with cash we expect to generate from future operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months, we will consider additional sources of financing if is deemed to be in the best interests of the Company.

Contractual Obligations

The Company's operating lease & purchase obligations as of December 31, 2005 are as follows:

                                        Payments due by period
-----------------------------------------------------------------------
                                               Less than   More than
Contractual obligations            Total        1 year      1 year
----------------------------     ----------   ----------   ----------

   Operating Lease Obligations   $  203,340   $  203,340           --

   Service Provider Contracts       377,651      377,651           --
                                 ----------   ----------   ----------

   Total                         $  580,991   $  580,991   $       --
                                 ==========   ==========   ==========


Critical Accounting Policies and Estimates
------------------------------------------

PPOL's significant accounting policies are discussed in Note 1, Organization and Summary of Significant Accounting Policies, in our notes to the consolidated financial statements for the (1) years ended March 31, 2005 and 2004 included in our Form 10-K, and (2) nine months ended December 31, 2005 included in this document. The application of certain of those policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported.

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

Revenue Recognition:

The Company commenced sales of its MOJICO product utilizing the Direct Marketing method ("Direct Method") in January 2006. Revenues derived from the Direct Method are recognized when (a) products are shipped or services are provided,
(b) customer payment is fixed, (c) free of contingencies and significant uncertainties, and (d) collection is probable. Under the Direct Method, our customers may purchase only the deliverables they choose to purchase and are not required to purchase multiple deliverables for one price. Accordingly, our revenues and related profits will decline if our customers do not choose to purchase the multiple deliverables they were previously required to purchase.

Revenue from MOJICO product sales sold under the Network Marketing method ("Network Method") is accounted for in accordance with guidelines established by the Emerging Issues Task Force Issue of the Financial Accounting Standards Board Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF 00-21. Under the Network Method, customers were required to purchase multiple deliverables for one price.

Revenue from the Network Method is recognized over the weighted average customer relationship period of three years. Revenue from sales of annual online subscription services to Pan Pacific Online is recognized over one year. The revenue and associated costs deferred for revenue recognition purposes are recorded as deferred revenue and deferred costs, respectively. Deferred costs are comprised of costs of the MOJICO hardware and distributors incentive commissions. Deferred costs are directly related to deferred revenues. Deferred costs are amortized into income over the weighted average customer relationship period of three years or the online subscription period of one year, as applicable.

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

While we have terminated sales under the Network Method, in October 2005, we continue to recognize revenues derived from the Network Method as required by EITF 00-21.

The impact of termination of the Network Method is a systematic reduction of our existing largest asset and liability on our balance sheet, deferred costs and deferred revenues, respectively, over the course of the next three years. Deferred revenues and costs will be recognized as revenues and cost of sales, respectively. It is expected that the difference by which our existing deferred revenues exceed deferred costs will be recognized as gross profit to the Company over the next three years. Any changes in the average customer relationship period will result in the recognition of such gross profit over a period shorter or longer than three years. While the Company, at this time has no plans to dispose of its AJOL subsidiary, such gross profit will only be partially recognized if the Company were to dispose AJOL.

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

In conjunction with the acquisition of USC, we have retained a valuation firms to assist us in the determination of what portion of the purchase price should be allocated to identifiable intangible assets. We believe the valuation of any identifiable intangible assets will be concluded by March 31, 2006 and may result in a portion of Goodwill to be reclassified to identifiable intangible assets. Nevertheless, the Company does not believe changes, if any, will be material to its financial position or results of operations.

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

Effect Of Government Regulations
--------------------------------

We provide access to our database and services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulatory government agencies. These regulations affect the prices that subscribers must pay for transmission services, the competition we face from telecommunications services and other aspects of our market. There can be no assurance that existing or future laws, governmental action or rulings will not materially and adversely affect our operations. Additionally, we operate through various government regulation concerning consumer protection. Changes in these regulations could affect compliance with these regulations and jurisdictions where we carry on our business.

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the aforementioned disclosure controls and procedures were not effective as of December 31, 2005 and must be revised, as described in the following paragraphs. There were no other significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Our independent registered public accounting firm, Windes & McClaughry, has advised our audit committee and management that it considers the two matters to be "material weaknesses" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States).

The first matter related to the fact that our independent registered public accounting firm identified a material adjustment which was required to be made to the financial statements for the nine months ended December 31, 2005. The adjustment was to our provision for income taxes whereby we did not provide for the tax benefit of an operating loss carryforward that was needed by AJOL, our Japanese operating subsidiary. The adjustment has been reflected in the financial statements included in this Form 10-Q. Had such adjustment not been recorded, non-current deferred tax assets would have been understated by $532,540 at December 31, 2005 and the net loss for the nine months ended December 31, 2005, would have been overstated by $532,540.

The second matter was that during the course of our procedures, we determined that Goodwill was understated by $205,991 for the acquisition of USC on May 30, 2005. The impact of the understatement of goodwill on the financial statements is as follows:

                                                             Statement of income
                                                           -------------------------
                                  Balance Sheet            3 months     6 months (YTD)
                              ------------------------     ------------------------
                                          Comprehensive    Other comprehensive gain
June 30, 2005                 Goodwill        Income      Foreign currency translation
-------------                 ----------    ----------     ----------   ------------
As stated in 10-Q             $1,761,211    $1,149,223     $  243,404        n/a
As restated                   $1,919,068    $1,307,080     $  401,261        n/a
  Impact                      $  157,857    $  157,857     $  157,857        n/a

September 30, 2005
------------------
As stated in 10-Q             $1,761,211    $1,383,171     $  233,948    $  477,352
As restated                   $1,877,803    $1,499,763     $  192,683    $  593,944
  Impact                      $  116,592    $  116,592     $  (41,265)   $  116,592

The Board of Directors has concluded that the understatement of Goodwill, the material adjustment to deferred taxes discovered by our independent registered public accounting firm and the related delay in submitting this Form 10-Q were the result of insufficient staffing and the lack of internal expertise in international tax accounting. To ensure such adjustments and filing delays will be avoided in the future, we have hired a full time assistant to the CFO and retained the services of a consultant who was formerly a Director of International Tax at a Big Four accounting firm with over 20 years of experience. With the retention of the aforementioned staff and consultant, we believe that the controls and procedures designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission as adequate.

We have initiated our planning for the implementation of Section 404 of the Sarbanes-Oxley Act (Section 404). We have hired two full time individuals who will be responsible for the implementation of Section 404 under the guidance of the CFO. While they will report directly to the CFO on a day to day basis, they have direct access to the Board of Directors. The implementation of Section 404 will involve significant costs and commitments in terms of our financial and personnel resources, and there is a possibility that we may not complete our
Section 404 compliance responsibilities by the established deadline.

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

8)   On December 15, 2005 the Company filed a Current Report on Form 8-K under item 5.02, "Departure of Directors or Principle Officers; Election of Directors; Appointment of Principle Officers" reporting the resignation of Mr. Hisao Inoue as Chief Executive Officer and Member of the Board of Directors of PPOL, Inc., effective December 15, 2005. It was also reported that in addition to fulfilling the responsibilities of his previous position as the Chief Operating Officer of the Company, Mr. Masao Yamamoto is scheduled to assume the position of Chief Executive Officer upon Mr. Hisao Inoue's resignation.

9)   On January 24, 2006 the Company filed a Current Report on Form 8-K/A under item 4.01, "Changes in Registrants' Certifying Accountant" and item 9.01, "Financial Statements and Exhibits" reporting the engagement of Windes and McClaughry Accountancy Corporation as the Company's auditors. This report also discussed the concerns of the Company's previous auditors, Stonefield Josephson, Inc., and their resignation. A signed letter to the SEC from Stonefield Josephson regarding item 4.01 of the Company's Form 8-K/A of September 26, 2005 was included as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PPOL, Inc.
                                    --------------------------------------
                                    (Registrant)

   March 23, 2006                           /s/ Masao Yamamoto
   -----------------                --------------------------------------
   Date                             Masao Yamamoto, Chief Executive Officer


   March 23, 2006                           /s/ Richard Izumi
   -----------------                --------------------------------------
   Date                             Richard Izumi, Chief Financial Officer