Form 10-K
period 2006-03-31
PPOL INC
filed 2006-09-08
CIK 1202507

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                   PPOL, INC.
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                  000-50065                  95-4436774
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

        Securities registered pursuant to Section 12(b) of the Act:  NONE.

        Securities registered pursuant to Section 12(g) of the Act:

        TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------    --------------------------------------
    Common Stock, $.001 par value                         None

        Indicate by check mark whether PPOL, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the PPOL, Inc.'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether PPOL, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

        As of June 30, 2006 20,542,875 shares of PPOL, Inc.'s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of PPOL, Inc.'s definitive Proxy Statement for PPOL, Inc.'s 2006 Annual Meeting of Stockholders which was filed with the Securities and Exchange Commission within 120 days after PPOL, Inc.'s fiscal year end are incorporated by reference in Part III of this report. Certain exhibits of PPOL, Inc. previously filed with the SEC are incorporated by reference in item 15 of this report.

================================================================================

                                   PPOL, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                         3
   ITEM 1.  BUSINESS                                                           3
   ITEM 1A. RISK FACTORS                                                      11
   ITEM 2.  PROPERTIES                                                        16
   ITEM 3.  LEGAL PROCEEDINGS                                                 16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16
PART II                                                                       16
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES               17
   ITEM 6.  SELECTED FINANCIAL DATA                                           17
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       18
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        25
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       25
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                        26
   ITEM 9A. CONTROLS AND PROCEDURES                                           27
PART III                                                                      29
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                29
   ITEM 11. EXECUTIVE COMPENSATION                                            30
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    32
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS              33
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            36
PART IV                                                                       36
   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   36
   SIGNATURES                                                                 39
   Exhibit 21
   Exhibit 31.1: CEO CERTIFICATION
   Exhibit 31.2: CFO CERTIFICATION
   EXHIBIT 32.0: CERTIFICATION PURSUANT TO SECTION 906 OF THE
                 SARBANES-OXLEY ACT OF 2002                                   40
   FINANCIAL STATEMENTS

                           FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "ITEM 1 - BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. BECAUSE A SUBSTANTIAL MAJORITY OF OUR OPERATIONS ARE IN JAPAN, SIGNIFICANT VARIATIONS IN OPERATING RESULTS INCLUDING REVENUE, GROSS MARGIN AND EARNINGS FROM THOSE EXPECTED COULD BE CAUSED BY RENEWED OR SUSTAINED WEAKNESS IN THE JAPANESE ECONOMY, WEAKENING OF THE JAPANESE YEN, FAILURE OF PLANNED INITIATIVES TO GENERATE CONTINUED INTEREST AND ENTHUSIASUM AMONG DISTRIBUTORS OR TO ATTRACT NEW DISTRIBUTORS. FOR A SUMMARY OF CERTAIN ADDITIONAL RISKS RELATED TO OUR BUSINESS, SEE "ITEM 1A - RISK
FACTORS."

PART I

ITEM 1     BUSINESS

OVERVIEW

        PPOL, Inc., a California corporation ("PPOL" or "the Company") is a holding company which conducts its business primarily through its wholly owned subsidiary, AJOL Co., Ltd., a Japan corporation (sometimes referred to as "AJOL" or "we" or "us" or "our"). AJOL does not conduct any business in the United States.

        PPOL's revenues are generated primarily through its one hundred percent (100%) ownership of AJOL, which derives its revenues through the use of a direct marketing and distribution system throughout Japan to sell: (1) its SF-70 and U-Phones hardware, multi-functional facsimile based machines with telephone and networking capabilities, (2) subscriptions to our co-proprietary UU Online interactive database that can be accessed through our SF-70 and U-Phones hardware, (3) various consumer products that primarily utilize AJOL's U-Brand, and (4) services.

        Our revenues, in millions, are allocated as follows:

                                                                              CONSUMER PRODUCTS,
               SF-70 AND U-PHONES HARDWARE         SUBSCRIPTIONS              COMMISSIONS & OTHER                  TOTAL
               ---------------------------- ----------------------------  ----------------------------  ----------------------------
   FISCAL
    YEAR                           % OF                         % OF                          % OF                          % OF
    ENDED                          TOTAL                        TOTAL                         TOTAL                         TOTAL
  MARCH 31:         SALES          SALES         SALES          SALES          SALES          SALES          SALES          SALES
-------------- ---------------  ----------- ---------------  -----------  ---------------  -----------  ---------------  -----------
    2006......    $    73          68.26%      $    14          12.72%       $    20          19.01%       $   107         100.00%
    2005......         92          71.60%           14          11.28%            22          17.12%           128         100.00%
    2004......        100          73.69%           15          11.37%            20          14.58%           136         100.00%

Note: May not sum to total due to rounding.

PRODUCTS AND SERVICES

(1) SF-70 AND U-Phones

        Our primary products are multi-functional facsimile based machines with telephone and networking capabilities, the SF-70 and U-Phone. Both products feature a built-in liquid crystal color monitor display. The SF-70 and U-Phone hardware combines the attributes of a telephone and fax machine with full I-Mode(TM) e-mail and database search capabilities. I-Mode(TM) is a mobile telephone system developed by Japan's largest mobile telecommunications company, NTT Docomo. Through I-Mode(TM) one can access information on I-Mode(TM) compatible Internet sites and exchange e-mails of up to 1,000 full size characters with anyone having an Internet e-mail address. However, the SF-70 and U-Phone hardware does not have the full functional capabilities that may be available on an e-mail sent through a personal computer.

        An important aspect of the SF-70 and U-Phone hardware is that it allows users to communicate using handwritten Japanese characters, which comprise the Japanese language's phonetic alphabets: Hiragana, Katakana, and especially Kanji. "Kanji" are a set of pictographs used extensively in the Japanese written language to represent words and ideas. Kanji is also used as artistic expression, and could be considered as a form of calligraphy. Kanji characters are unique in that their definition and meaning are subject to personal interpretation by the reader. The reader's interpretation and understanding of Kanji characters and, to a lesser extent, Hiragana and Katakana, are based largely on the manner in which their respective characters are written.

        We believe that the full texture and meaning of Kanji characters and, to a lesser extent, Hiragana and Katakana, cannot be effectively communicated through the preset fonts available on a typical computer. Therefore an important aspect of the SF-70 and U-Phone hardware is that it allows users to communicate using the full breadth of the Japanese language through the uniquely expressive medium of handwriting. Furthermore, our SF-70 and U-Phone hardware expands the communication capabilities of the elderly and children below junior high school level by removing the obstacle of keyboard input. As English education does not commence until the beginning of junior high school, children below junior high school level are not familiar with the Roman alphabet and have difficulty using a keyboard. The elderly are also more comfortable with handwritten Japanese characters. Our business plan assumes that subscribers and potential subscribers believe that handwritten Moji, i.e. Japanese characters, is a preferred form of communication because they are more personal and accessible than computer-based fonts.

        We contract for the manufacture of the SF-70 and U-Phone hardware and then resell the SF-70 and U-Phone units through our direct marketing distribution network. We are currently marketing the fifth generation SF version, the SF-70 and U-Phone. Such products are purchased from Advanced Communications K.K., a Japanese corporation,(Advanced Communications) under a one year contract. The contract became effective on November 19, 2003 and automatically renews each anniversary for an additional one year term unless a termination notice is provided two months prior to the anniversary by either party. Under the OEM basis, we retained the rights to the design and metallic mold required to manufacture the SF-70, but outsourced the actual manufacturing of the SF-70 and U-Phone to Advanced Communications. By outsourcing the manufacturing of the product, we avoid the investment required for the plant, equipment and personnel required to manufacture the product. PPOL and Advanced Communications became related parties as a common entity, K.K. Green Capital (Green Capital), a Japan corporation, became the ultimate majority investor in both companies during fiscal 2006.

        The SF-70 and U-Phone differ from the previous SF-60 model with new features consisting of a color display panel, uses plain paper and incorporate an enhanced email notification function. The SF-70 is similar to the SF-60 in that it connects users to our database via the Internet rather than through conventional telephone lines. Versions of the hardware prior to the SF-60 utilized conventional telephone lines, requiring some users to incur long distance telephone charges in order to access our services. The amount of these charges varied from user to user. Subscribers living in areas with higher long distance rates to contact their applicable server were required to pay more per call than users in lower-rate localities. In addition, since long distance charges are based on call time, frequent users of models prior to SF-60 incurred higher charges than infrequent users. While the SF-70 and U-Phones use the Internet to connect subscribers, it is not possible to browse the worldwide Internet using these products.

        Owners of the SF-70 and U-Phone must presently obtain an Internet access connection through NTT Communications (a Japanese telecommunications company) at hourly or monthly rates. The NTT fee removes the variance in telecommunications charges caused by varying long distance rates. As a result, we expect that telecommunications costs for SF-70 and U-Phone users will now be uniform throughout Japan.

        Because the SF-70 and U-Phone are intended to be simple to use, from a user's perspective there are very few differences between them and previous versions of SF-70. Since the SF-70 and U-Phone automatically connect to the UU Online database via the Internet, the fact that they connect via the Internet, rather than over the telephone lines, is not obvious to most users.

(2) AJOL'S Network services -- UU Online

        The SF-70 and U-Phone hardware allow users to connect to our UU Online without the use of a keyboard. Our customers purchase the SF-70 and U-Phone hardware and, although not required, most concurrently subscribe to our facsimile based network and database - "UU Online." The functionality of the SF-70 and U-Phone hardware can only be fully utilized in conjunction with this subscription. Our database contents are provided by subscribers who wish to broaden their circle of acquaintances and actively share information with other subscribers.

        UU Online is a co-proprietary database we share with U-World K.K. (U-World), a Japanese corporation, that is a wholly-owned subsidiary of K.K. Seagull (Seagull), a Japanese corporation that also owns 4.51% of PPOL. U-World also sells U-Phones, but not the SF-70. Its CEO is Yoshiyuki Aota, a Director of PPOL. Subscribers may also submit information about various products and services that they may offer to the UU Online database. Subscriptions to full interactive access to UU Online are offered through AJOL on a monthly basis that automatically renew unless cancelled by the subscriber.

        Access to the UU Online network and database is only available to subscribers through the SF-70 and U-Phone hardware. While the SF-70 and U-Phone hardware can also be used to transmit and receive faxes outside the network and to send and receive general I-Mode e-mails, the hardware's full capability is only realized when used in conjunction with its connection to the UU Online database subscription. Subscribers can search the network's database to find other subscribers matching their search criteria to establish interpersonal relationships, solicit categories of faxes, or to specify a group of recipients for the subscriber's faxes, among other things. Subscribers can also search from and/or submit to the database specific types of information. What is unique about our database is that the great majority of the information stored in the database is provided by the subscribers themselves. We actively encourage our subscribers to submit content for the database.

        Unlike personal computer based services, our on-line service utilizes the SF-70 and U-Phone hardware and has paper-based input and output. Since users are able to input handwritten information on paper into the SF-70 and U-Phone hardware, many users with little computing knowledge, including young children and the elderly, are able to utilize our online service. In this sense, the SF-70 and U-Phone are similar to a conventional fax machine.

        Subscribers of our on-line service use the SF-70 and U-Phone hardware to transmit their data to a centralized hub where we receive hard copies. The hard copies are then manually processed, screened for content, and input to a central database. We use a centralized hub to manually process and screen hard copies for content that does not meet our qualitative standards, such as language, adult themes, slander, patent/copyright infringement and objectionable material. We do this manually as we believe a centralized electronic system will not effectively screen out materials that should not be admitted to our database. SF-70 and U-Phone users are then able to access the central database through the SF-70 and U-Phone hardware. Such accessed information can be transmitted from the central database to the appropriate destination where the user(s) receive a hard copy printout. Our proprietary database does not contain as much information as may be available to an individual who searches the Internet on any particular given subject. However, our database may contain information which may not be available through a search of the Internet.

        UU Online can be customized for each subscriber and each member of their family. Representative services include mail and bulletin boards. Each service can be utilized without the use of a keyboard and may include free hand illustrations and writing which can be transmitted to other subscribers. Mail service requires the input of the receiver's ID number. Our mail service is also capable of sending the same message to a distribution list of up to 100 ID numbers. Since the identity of the sender cannot be manipulated as is possible over the Internet, spam mail is practically non-existent. Because each member of the subscriber's family has a unique ID and password, the privacy of each family member is also preserved.

        Our on-line services include a bulletin board service, a mail service, and an information exchange service. Our bulletin board service allows subscribers to submit invitations, product advertisements, and help-wanted ads to a bulletin board accessible by all our subscribers. Subscribers can also use the bulletin board service to share personal experiences and create pen pal relationships, among other things. All subscriber submissions are screened for content and none are anonymous. We encourage subscribers to contribute to our database. A subscriber's submission is retained in the database for 60 days after which time it is deleted unless the subscriber resubmits his or her submission. Subscribers may also reply to posted ads via this service. Similarly, our service allows subscribers to send faxes to up to 50 other subscribers at once. Families are able to designate personal identification passwords to family members enabling them to print faxes addressed to them, and thus maintaining the confidentiality of the fax.

(3) U-Brand Products

        We created a proprietary brand called U-Brand, formerly Kamome, for use in the sale of products associated with AJOL. U-Brand products may only be purchased by or through subscribers of AJOL and U-World. The U-Brand is granted to companies that sell products through a distribution agreement with us, and which we can recommend to members for their reasonable pricing. The distribution agreements require them to make direct shipments to the members. The customers are charged the "retail" price while we pay these companies "wholesale." The difference between the "retail" and "wholesale" price is reported as a part of service fee income in the consolidated financial statements as we do not have the risk of carrying inventories for these products.

        The U-Brand is added to the selling company's existing brand, and products are sold with dual branding. Additionally, we use the U-Brand as a private brand on a limited basis. U-Brand products appear in catalogs, which are distributed quarterly to subscribers and updated via our proprietary UU Online interactive database system. U-Brand products may only be purchased through the SF-70 and U-Phone, including those sold by U-World, hardware or by fax to our headquarters. Because products are purchased through the SF-70 and U-Phone, customers receive their orders via mail as opposed to a traditional retail outlet whereby customers gain immediate possession and satisfaction of the goods.

        We re-evaluate U-Brand products based, in part, on feedback from our subscribers. We also search for new products based, in part, on requests received from subscribers. Following is a table of the number of U-Brand products during each of the indicated periods.

                                   NUMBER OF U-BRAND
                 MARCH 31:              PRODUCTS
                -------------    ------------------------
                   2006......              337
                   2005......              494
                   2004......              395

        We publish a quarterly magazine for our subscribers introducing goods manufactured and provided by our subscribers as well as independent third parties. U-Brand products are featured in our periodical magazines in articles highlighting the virtues of the products. We solicit feedback from subscribers who can also write reviews of U-Brand products for submission to our database.

        Although the qualification standards are subjective, only high quality goods and services offered at reasonable prices are eligible to become U-Brand products. Quality assurance and safety of products are foremost criteria. Low price alone will not qualify for U-Brand status. To promote and develop the image of the U-Brand, we place a high degree of emphasis on the manufacturer's selectivity of raw materials, manufacturing process, and their pride in the products.

        Our intent is to provide our subscribers with a broad range of high quality merchandise at prices lower than could be obtained through traditional retailers. A subscriber's ability to purchase U-Brand products is a feature of their subscription to UU Online. We attempt to obtain lower prices for U-Brand products through operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise through mail-order deliveries. Subscribers are also encouraged to sell U-Brand products to non-subscribers.

        "CO-OP OF THE 21ST CENTURY." We obtain lower pricing for U-Brand products through volume purchasing and sell products to subscribers at favorable prices. Our method of buying and selling of U-Brand products is similar to a mutual benefit "cooperative" or "co-op." Unlike co-ops that operate on a non-profit basis, our system is designed to generate profits for us. Co-ops presently exist in Japan, but are generally limited to serving a limited geographic region. A typical Japanese co-op draws upon local area residents and businesses as members, and would not expect membership from residents or businesses outside of that local area as their outlets are limited to a specific municipality referred to as a prefecture in Japan. Our business plan is to create and maintain the co-op model to extend beyond local regional borders and to provide consistent and attractive pricing of U-Brand products to our subscribers throughout Japan. We refer to our Japan wide co-op model as creating the "Co-op of the 21st Century." We intend to create, through our "Co-op of the 21st Century," an increasingly valuable organization that will appeal to potential and existing subscribers: (1) as a source of U-Brand products for personal use, and (2) by expanding the U-Brand product list and creating the potential for increased financial incentives through direct marketing distribution sales of U-Brand products. The goal and marketing concept of the Co-op of the 21st Century is to provide value to our subscribers and generate interest for new AJOL subscriptions and renewals.

(4) Services

        Service fees are generated primarily from administrative services we provide to U-Service Mutual Benefit Association (UMBA). Commissions are generated primarily through purchases of goods and services by members where AJOL is not the vendor through use of members' prepayments to U-Service Friendship Association (USFA). The nature of administrative services we provide and commissions earned is covered in the next section covering UMBA and USFA.

U-SERVICE MUTUAL BENEFIT AND U-SERVICE FRIENDSHIP ASSOCIATIONS

        UMBA and USFA, are associations established by owners of the SF-70 and U-Phone, including earlier models (collectively, owners). The primary reason why owners join USFA is to broaden their circle of acquaintances and actively share information with others. Membership in UMBA or USFA is not required for owners of SF-70 and U-Phones. PPOL and AJOL do not have any equity ownership in UMBA or USFA.

        UMBA and USFA are informal associations and do not have legal status. However, under Japanese regulations, they are able to open bank accounts in their own name. Concurrently, such regulations require bank accounts to only be opened and maintained by a legal entity or natural persons. For purposes of opening and maintaining the bank account, the Chairman of the Board of Trustees
(BOT) of UMBA or USFA, is named as the responsible party. However, under Japanese law, such account is beyond each respective association's Chairman of the BOT's personal creditors, even in bankruptcy or other receivership. As customary for many not-for-profit organizations, the Chairman of USFA is not compensated for his role as Chairman of the BOT. The Chairman and BOT of UMBA are compensated for their respective roles.

        UMBA offers various insurance products that are exclusively available to members. They are not available to the general public. UMBA receives prepayments directly from its members for payment of monthly insurance premiums available through UMBA. Its cash disbursements are to the respective insurance companies and AJOL for the administrative functions. UMBA has outsourced its administrative functions (comprised of promotional activities, application processing, and maintenance of required information on insured individuals) to AJOL. AJOL's consideration for its services is a fixed percentage, ranging from 20% to 32% depending on the plan, of the insurance premiums that UMBA collects directly from its members on a monthly basis. AJOL recognizes such fees received on a monthly basis when UMBA collects such premiums. This matches the revenues with the costs incurred by AJOL.

        The insurance plans are provided by independent third-party insurance companies. They are unrelated to AJOL and UMBA. There are no contracts between AJOL and its members related to such insurance plans. AJOL has no title to cash collected from and related liability to such insurance plans. PPOL's financial statements do not reflect such cash and related liabilities.

        USFA receives prepayments directly from its members for orders that they will place in the future. The prepayment system, known as "Cube," was originally established to facilitate the processing of orders received on goods and services available through AJOL, including U-Brand products. Thus, it can be regarded as a "Private debit card." Today, while the majority of purchases are still through AJOL, its use has been expanded to purchases from other sources.

        Members place orders directly with AJOL. After AJOL completes the order, it invoices USFA, which in turn, makes payments every 10 days to AJOL. AJOL records sales and related cost of sales upon shipment of the goods ordered from its warehouse. Among the orders placed with AJOL by the members, there are goods and services provided in which AJOL is not the vendor. The difference between the amount paid by the member and what AJOL pays the vendor is recorded as a commission.

        USFA's functions described in the foregoing two paragraphs were previously handled by UMBA. Due to changes in Japanese laws, an association could no longer conduct insurance and non-insurance activities. Accordingly, UMBA's non-insurance related activities were transferred to USFA.

DISTRIBUTION SYSTEM

        As of March 31, 2006, the number of SF-70 and U-Phone users approximated 430,000. AJOL has grown to its present state through the proactive efforts of its subscriber-distributors.

        At the end of the quarter ended December 31, 2005, PPOL's wholly owned subsidiary, AJOL had converted from its previous revenue model, the network marketing plan (Network) method, and commenced its new revenue model, the direct marketing plan (Direct) method. The Network method is still in effect for units sold prior to the conversion to the Direct method. Under the Direct method, the purchaser of the SF-70 and U-Phone can separately purchase a monthly service giving them a monthly right to: (1) access the Company's proprietary database, (2) enjoy the interactive features of the database, (3) purchase consumer products that primarily utilize AJOL's U-Brand, and (4) purchase services offered by various companies with whom we have cooperation agreements through UU Online. There is no obligation for the purchaser of an SF-70 or U-Phone, sold under the Direct method, to subscribe to such monthly service. They can cancel such services at any time and re-subscribe to such services again in the future without any penalty. Under the previous Network method, the purchaser was required to purchase the SF-70 and subscribe to such services for one year initially. Subsequent renewals are for one year periods.

        We refer to our subscribers who sell the SF-70 and U-Phones hardware as distributors. An AJOL distributor must be an AJOL subscriber to sell SF-70 and U-Phone hardware and U-Brand products. All subscribers have an opportunity to become a distributor. Subscribers who desire to become distributors must undergo an application and screening process. Subscribers who lose the right to be a distributor, for any reason, must apply to reacquire distributor status. Our distributors are not required to purchase or maintain inventory of SF-70 and U-Phone hardware or U-Brand products, and therefore are not at financial risk if they do not complete sales. AJOL bears the risk of obtaining and maintaining inventory. Distributors submit product orders to us, which we then fulfill. Payment for our products is paid directly to us.

        We emphasize and encourage subscribers to develop personal relationships among subscribers and between subscribers and non-subscribers as a vehicle to increase awareness of AJOL and its products. Distributors are required to attend at least one monthly training session to retain the right to be a distributor. We believe that the subscribers' efforts to create personal relationships among themselves and with non-subscribers create beneficial word of mouth advertising for our products and services. Year-round training sessions for our distributors, as well as social and recreational events for our subscribers and their guests, are held throughout Japan to encourage interaction among subscribers and potential subscribers.

        PPOL's Director, Mr. Yoshihiro Aota, places emphasis on and personally speaks at many of these events. Attendees may consist of subscribers and non-subscribers. The underlying themes of Mr. Aota's presentations include (1) responding to each individual's needs for self realization in a new society, (2) happiness is attained by those that make steady and persistent effort, and (3) the fundamental source of a community's vitality is each individual's vigor and energy.

THE INDUSTRY

        From a macro viewpoint, AJOL is involved in the Network Service Provider
(NSP) industry. Within this industry categorization, the Internet has taken the lead. However, AJOL offers its co-proprietary network service through its "handwritten database" using the Internet. Information dispatch can be easily performed in "handwriting" from the terminal of SF-70 and U-Phone. Thus the relatively complicated operations that are required through a computer are not required by the subscriber seeking access to its database. In addition, AJOL is not merely a network service provider enterprise. At the core of our corporate value is face to face interchange amongst our subscribers. AJOL holds meetings throughout Japan on an annual basis where its subscribers meet other subscribers and prospective subscribers.

        We believe that we operate in a unique market niche. Although the Company's business plan has similarities to those of Internet service providers
(ISP), its reliance on a fax based technology eliminates access to many of the features and functionality offered by ISP's, including access to the Internet. Unlike the Internet, which provides access to a worldwide database, the subscribers access to information and networking capabilities is limited to our fax based UU Online network and database. The Company's business plan does, however, share a common objective with ISP of increasing and maintaining paid subscriptions.

        Unlike ISP's, we rely heavily on word of mouth advertising through our system of direct marketing distributors. In addition, we had over 1,000 outlets referred to as "Cabins" as of March 31, 2006 where prospective members can receive live demonstrations of the SF-70 and U-Phones. The "Cabins" are independently operated by subscribers who are also distributors. We believe Cabins will play a role of growing importance for SF-70 and U-Phones user support and will be placing more reliance on their contributions. With SF-70 and U-Phones users at the focal point, we intend to establish our own closed market of customized information, products and services. AJOL does not grant any exclusive distribution rights based on geographic boundaries.

        We are unaware of the percentage of the Japanese population generally, or the percentage of people in various demographic groups, who engage in direct marketing sales.

GENERAL DEVELOPMENT OF BUSINESS

(1) General Development of the Business of PPOL.

        PPOL was incorporated as a California corporation on May 19, 1993 under the name Diversified Strategies, Inc. On August 15, 2002, the Company amended its articles of incorporation to change its name to PPOL, Inc.

        From PPOL's inception through March 31, 2002 it maintained its existence, in part, as a corporation with no operating business and no subsidiaries. Thereafter, PPOL entered into a Stock Purchase and Business Combination Agreement ("Agreement"), effective as of April 1, 2002, with the shareholders of AJOL to acquire all of the outstanding common shares of AJOL in exchange for the issuance of PPOL common shares representing 95% of PPOL's then outstanding common shares ("AJOL Acquisition"). The transactions covered by the Agreement closed as of August 15, 2002, effective as of April 1, 2002. As a result of the AJOL Acquisition, AJOL became a wholly-owned subsidiary of PPOL.

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

(2) General Development of PPOL's Subsidiary's Business (AJOL and K.K.
U-SERVICE)

        PPOL's sole wholly-owned subsidiary is AJOL. AJOL was incorporated under the laws of Japan on April 8, 1991 under the name Forval CDK. It was then a wholly owned subsidiary of Forval Corporation ("Forval"), a Japan corporation. In April 1992 Forval CDK changed its name to Forval Research Institute Co. Ltd. Effective July 1, 2000, Forval Research Institute Co. Ltd amended its articles to change its name to AJOL Co., Ltd.

        In March 1999, AJOL dissolved its subsidiary, FO Technology Co., Ltd. ("FOT"). From March 1996 to its dissolution, FOT had been a subsidiary of AJOL. AJOL presently has no subsidiaries.

        In response to the slowing of activity and declining membership in U-Service (formerly, Acube), the SF-70 and U-Phone users' organization, changing attitudes toward network marketing, and recent changes in laws and regulations that network marketing is subject to in Japan, we have begun a transition in sales focus from network marketing to direct marketing. One of the primary reasons for the declining membership in U-Service is attributable to the high initial cost to the subscriber. We needed to reduce the initial cost to a fraction of what we were able to offer our SF-70 and U-Phone products under network marketing.

        We have determined that the Direct method is best suited to reduce the initial cost to the subscriber and also not the subject of recent changes in laws and regulations affecting network marketing in Japan. Direct marketing eliminated the manifold levels of distributors we had compensate for making a sale. Thus, we were able to reduce the cost of the machines to the consumer. In addition, consumer surveys have indicated more receptivity to direct marketing.

        On May 30, 2005, the Company completed the acquisition of K.K. U-Service, a Japanese corporation ("USC") based in Tokyo, Japan. Pursuant to the Purchase Agreement dated May 30, 2005, by and between PPOL, USC and Green Capital (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY380,000,000). As noted previously on page 4, Green Capital is the majority investor in PPOL. At the end of the third quarter, USC was merged into AJOL.

        The acquisition of USC played a crucial role in our ability to transition from network marketing to direct marketing much more quickly than would otherwise have been possible. USC had the critical leadership personnel with experience in setting up and running direct marketing operations. The purchase price represented a premium $1,967,092 (JPY212,210,538) over the recorded net worth of USC's assets. In determining to pay this premium, we considered various factors, including the opportunities that USC offers to enhance our future growth opportunities, synergies with our present operations, cost and time advantages of establishing a comparable company on our own, contacts with prospective vendors and elimination of a potential competitor. For financial accounting purposes, the excess of purchase price over the net assets of USC is treated as a return of capital to Green Capital. See Note 3 to the financial statements - Related Party Transactions for further information.

(3) General Development of PPOL's Subsidiary's Business (Gatefor)

        Gatefor, Inc. ("Gatefor") was incorporated in Japan on June 16, 2004. PPOL was the sole shareholder of 30,000 shares of Gatefor common stock or 100% of the issued and outstanding stock of Gatefor. Gatefor was created to implement a strategy of the Company and was to act as the distributor of US and European sourced technologies into Japan. With Gatefor, the Company had two operating segments: 1) network communications through sales of SF-70, U-Phone and related services and products by AJOL and 2) technology sales by Gatefor. These segments were determined based on the nature of products and services and their respective channels of distribution. On March 31, 2005, the Company sold its entire interest in Gatefor to Forval. Thus, at March 31, 2005, the Company again operated in one reportable business segment.

        The Company also had a minority investment of 1,500 shares of common stock in Object Innovation, a Florida corporation, which produces and markets a middleware software product called Bridgegate. Gatefor distributed Bridgegate software in Japan. On March 31, 2005, the Company also sold its investment in Object Innovation to Forval.

TRANSITION TO DIRECT MARKETING DISTRIBUTION

        As noted under Distribution System above, commencing at the end of the quarter ended December 31, 2005, the Company replaced its network marketing system with a direct marketing system. This decision was precipitated by three main factors: (1) reduced activity and declining membership in Acube, the SF-70 and U-Phone user's association, (2) changes in the laws regulating network marketing and (3) changing attitudes toward network marketing. By revising its marketing system, the company hopes to attract and maintain subscribers with a lower sales price than possible under the Network method. Furthermore, the Direct method is not subject to the same legal restrictions or consumer attitude towards the Network method. Our decision to redefine our sales focus reflects our continuing dedication to the constant development of our business and our sensitivity to the concerns of our members.

        Prior to January 2006, we sold SF-70 and U-Phone hardware and U-Brand products through a network marketing system. Under this system all subscribers had the opportunity to become "distributors," or retailers of SF-70 and U-Phone hardware. In order to become a distributor, subscribers had to complete an application and screening process. As part of our transition into direct marketing, we discontinued acceptance of applications for network marketing activities in October 2005. Unlike a traditional network marketing system, our system did not require distributors to maintain an inventory of SF-70, U-Phone or U-Brand products. Distributors submitted orders to us, which we then filled. Payment for our products was made directly to us and we in turn disbursed commissions to the various levels of the distribution network. Approximately fifty percent (50%) of the sales price of each SF-70 and U-Phone unit was paid to distributors, which contributed significantly to price markup. By eliminating the multi-tier commission schedule of our network marketing program, we can reduce the markup of SF-70 and U-Phone unit prices.

        We believe that similarly to its predecessor, the network marketing system, our direct distribution system appeals to a broad cross-section of people in Japan including those seeking to supplement family income and start small, in-home businesses. We believe that direct marketing is an ideal way to market our products because the use of such products is enhanced by ongoing personal relationships with other distributors. In addition, our utilization of the direct marketing and distribution system allows us to continue to minimize the fixed costs of maintaining an in-house sales force, as we were able to under the Network method.

COMPETITIVE CONDITIONS

        The market for companies that operate similar businesses, i.e., providing interactive telecommunications products and/or services, is intensely competitive. We are and will continue to be in competition with companies with substantially longer operating histories, greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than that of AJOL. Our competitors include sellers of products that offer interactive telecommunications including, but not limited to, telephones, facsimile machines, and personal computers.

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

        During the current year U-World commenced operations. It is another organization which sells U-Phones, but not the SF-70. Its CEO is Yoshiyuki Aota, a Director of PPOL. U World is wholly owned by Seagull, which owns 4.51% of PPOL. While we are in competition with them in selling the U-Phone hardware, UU-Online is a co-proprietary database we share with them. In addition, we derive revenues from their members who purchase U-Brand products which are only available through AJOL.

RESEARCH AND DEVELOPMENT ACTIVITIES

        We conduct research and development activities primarily aimed at improving the functionality and reliability of future versions of our hardware.

Our research and development expenditures for each of the last three fiscal years are as follows:

                                                R&D
                     YEAR                  EXPENDITURES
                ---------------    ----------------------------
                     2006......         $       2,120,249
                     2005......         $         279,204
                     2004......         $       1,653,331

Please refer to Item 7, Management's Discussion and Analysis: Research and Development Expenses for more information.

ENVIRONMENTAL MATTERS

        Japanese law requires that we dispose of returned or damaged SF-70 and U-Phone units in an environmentally safe manner. We fully comply with Japanese law. The cost of this compliance is not material to us.

EMPLOYEE AND LABOR MATTERS

        As of March 31, 2006, we employed 18 people on a full-time basis. We also employed 38 part-time employees and 52 others who are contracted through temporary employment agencies. AJOL utilizes part-time employees and those contracted through temporary employment agencies to provide specialized skills and clerical tasks on an "as needed" basis. Utilization of such personnel gives us the flexibility of expanding and contracting our staffing levels quickly as considered necessary by the level of our operations. None of our employees are represented by labor unions. We are not a party to any collective bargaining agreements or labor union contracts. We have not been the subject of any material strikes or employment disruptions in our history.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        (1) PPOL

        PPOL has not derived any revenue either domestically or internationally from the operation of any business during the last three fiscal years and does not currently intend to actively operate any business, either within the United States or internationally, other than holding 100% of the common stock of AJOL. Exceptions to this business situation are that PPOL entered into two separate service agreements with a former and current shareholder, namely, Forval Corporation and Leo Global Fund, respectively, to provide them research on investment opportunities and market trends in the United States. During the quarter ended December 31, 2002, PPOL received an upfront payment of $483,858 in connection with the foregoing services. PPOL completed these services in fiscal 2004, at which time the Company recorded the associated revenue.

        (2) PPOL's Subsidiaries

        For each of the last three fiscal years, all of AJOL's operations have been conducted in Japan, and AJOL currently has no operations in countries other than Japan.

        From June 16, 2004 (inception) to March 31, 2005, when Gatefor was disposed by PPOL, Gatefor's operations was conducted solely in Japan

        On May 30, 2005, K.K. U Service (USC), a Japanese corporation with operations in only Japan, was acquired by PPOL. USC was merged with AJOL in December 2005.

ITEM 1A. RISK FACTORS

        In addition to other information contained in this Annual Report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Annual Report.

DEPENDENCE ON  MR. AOTA

        We are highly dependent upon our Director, Yoshihiro Aota, to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota's talents, efforts, personality and leadership have been, and continue to be, critical to us and our success. The diminution or loss of the services of Mr. Aota, and any negative market or industry perception arising from that diminution or loss, would have a material adverse affect on our business. We are investigating, but have not obtained, "Key Executive Insurance" with respect to Mr. Aota.

        Mr. Aota has become the CEO of U-World. As such, the amount of time he can devote to PPOL business has diminished. Our business and future prospects have been materially and adversely affected. If Mr. Aota's services cease completely, PPOL's current business has a strong likelihood of becoming inviable. This is, in part, due to Mr. Aota's strong personal ties to the leaders of our distribution network. We do not have an employment agreement with Mr. Aota. We are currently considering terms to secure Mr. Aota's services and co-exist with U-World.

LACK OF PROFITABLE OPERATIONS

        The Company recorded net losses for 2006 and 2005 of $2,386,538 and $2,740,733, respectively, and an accumulated deficit of 14,115,909, at March 31, 2006. The Company's ability to continue in business and maintain its financing arrangements would be adversely affected by a continued lack of profitability.

WORKING CAPITAL DEFICIT

At March 31, 2006, PPOL current liabilities exceeded current assets by $2,596,174. See discussion on working capital deficit in Liquidity and Capital Resources section on page 24.

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

UNPROVEN BUSINESS MODEL

        We cannot predict whether or not we will be successful because our business model is unproven and its market is developing. It is too early to reliably ascertain market penetration for our products and services. If future demand for AJOL's products and services, including, but not limited to demand for the SF-70 and U-Phone hardware and U-Brand products is lower than anticipated, or the costs of attracting subscribers is higher than anticipated, then our financial condition and results from operations will be materially and adversely affected.

FLUCTUATIONS IN OPERATING RESULTS

        Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include the demand for the telecommunications products and services offered by us, introduction of new products or services by us or our competitors, delays in the introduction or enhancement of products and services by us or our competitors, changes in our pricing policies or those of our competitors, our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, changes in the mix of Japanese and non-Japanese revenue, changes in foreign currency exchange rates, the mix of products and services sold by us and the channels through which those products and services are sold, general economic conditions, and specific economic conditions in Internet and related industries. Additionally, in response to evolving competitive conditions, we may elect from time to time to make certain pricing, service, marketing or acquisition decisions that could have a material adverse affect on its financial performance.

FOREIGN CURRENCY (YEN) FLUCTUATIONS

        Substantially all of our revenue and expenses are received and incurred in Japanese Yen. Variation in foreign exchange rates may substantially affect our revenue, expenses, and net income in U.S. dollar terms. In preparing our financial statements, we translate revenue and expenses from Japanese Yen into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to the Yen, our reported revenue, gross profits and net income will likely be reduced. The Company's future operating results could be similarly harmed if the Japanese Yen weakens from current levels. Given the unpredictability of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.

POOR JAPANESE ECONOMIC CONDITIONS

        Economic conditions in Japan have been slowly improving in recent years but may decline again. Worsening economic and political conditions in Japan could further reduce our revenue and net income.

RELIANCE ON HANDWRITTEN MOJI CHARACTERS AS PREFERRED METHOD OF WRITTEN COMMUNICATIONS

        We rely on the desire of subscribers and potential subscribers to use handwritten Moji (characters) as their preferred method of written communication as an underlying material assumption for the continuing success of our business. A subscriber's or potential subscriber's desire to use handwritten Moji (characters) is a matter of personal preference, which is unpredictable. Any negative changes in perception by subscribers and potential subscribers as to their desire to use handwritten Moji characters as their preferred method of written communication, for any reason, including the emergence of new, different, or alternative forms of written communications, could have a materially adverse affect on us and our business.

DEPENDENCE ON NEW SUBSCRIBERS

        Historically, our operating results have depended on revenues received from sales of the SF-70 and U-Phone products. SF-70 and U-Phone sales have accounted for a majority of our annual revenue. SF-70 and U-Phone sales are primarily made to our new customers. As a result, future revenues are primarily dependent on our ability to generate new customers for our SF-70 and U-Phones hardware and UU Online services. There can be no assurances that we will be able to continue to generate new subscribers at the rate that we have been able to in the past, nor that we will be able to generate sufficient new subscribers to remain profitable. We do not have any substantial historical basis for predicting the rate of increase in our subscriber base.

DEPENDENCE ON SUBSCRIBERS FOR CONTENT OF NETWORK

        The information transmitted to our subscribers via our information network UU Online is primarily generated by other of our subscribers. There can be no assurances that our subscribers will continue to generate information that other subscribers will find sufficiently entertaining, useful, or desirable so as to allow us to profitably market the products and services that provide access to our network.

LIABILITY FOR CONTENT OF NETWORK

        As a provider of messaging and communications services, we may incur liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our information network. To minimize our liability, we use a centralized hub to manually process and screen hard copies for adult themes, slander, patent/copyright infringement and objectionable material. However, there can be no assurances that we will be able to effectively screen all of the content generated by our subscribers. We may be exposed to liability with respect to this content. Our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Our liability coverage limit is 100,000,000 Japanese yen, approximately $860,000 at current exchange rates, per occurrence. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse affect on our reputation, financial condition, and operating results.

RELIANCE ON EXISTING DISTRIBUTORS AND NEED TO RECRUIT ADDITIONAL DISTRIBUTORS

        We depend on subscriber distributors to generate a majority of our revenues. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

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

RELIANCE ON ONLINE SALES

        We expect online sales of U-Brand products and other services through UU Online will have a growing level of significance in our overall sales in the future. If our members should reduce or stop their online purchases, this could harm our results of operations.

LOSING SOURCES OF U-BRAND PRODUCTS

        The loss of any of our sources of U-Brand products, or the failure of sources to meet our needs, could restrict our ability to distribute U-Brand products and harm our revenue as a result. Further, our inability to obtain new sources of U-Brand products at prices and on terms acceptable to us could harm our results of operations.

COMPETITION WITH TECHNICALLY SUPERIOR PRODUCTS AND SERVICES

        Our products and services utilize the facsimile-like SF-70 and U-Phone hardware and rely on human personnel to screen and process information for our database. Our products and services are much less technically sophisticated than those offered by other companies providing interactive telecommunications products and services. This may put us at a substantial competitive disadvantage with present and/or future competitors.

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

POSSIBLE INADEQUATE INTELLECTUAL PROPERTY PROTECTION

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

EFFECT OF GOVERNMENT REGULATIONS

        We provide access to our database and services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulatory government agencies. These regulations affect the prices that subscribers must pay for transmission services, the competition we face from telecommunications services and other aspects of our market. There can be no assurance that existing or future laws, governmental action or rulings will not materially and adversely affect our operations. Additionally, we previously operated through a network marketing strategy which is subject to government regulation concerning consumer protection. Changes in these regulations could affect compliance with these regulations and jurisdictions where we carry on our business.

DEPENDENCE ON VENDOR

        The SF-70 and U-Phone machines are produced by an unrelated Original Equipment Manufacturer (OEM). Should this OEM become incapable or unwilling to produce the SF-70 and U-Phone for any reason, we could face a temporary decline in SF-70 and U-Phone sales until another electronics manufacturer is sourced and ready to produce the machines.

MINORITY SHAREHOLDER STATUS

        Foster Strategic Investment Partnership and Leo Global Fund hold 51.34% and 15.28%, respectively, of PPOL's common stock. Acting alone, Foster Strategic Investment Partnership, as a majority shareholder, has significant influence on PPOL's policies. Foster Strategic Investment Partnership and Leo Global Fund, collectively, control 66.62% of PPOL's outstanding shares and voting power. As a result, Foster Strategic Investment Partnership and Leo Global Fund, acting together, will have the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of PPOL's entire Board of Directors, any merger, consolidation or sale of all or substantially all of PPOL's assets, and the ability to control PPOL's management and affairs.

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

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report on our internal control over financial reporting. In order to achieve compliance with Section 404 of Sarbanes-Oxley within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and difficult. There is a risk that neither we nor our independent auditors will be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley.

        In addition, during the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. Furthermore, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with
Section 404 of Sarbanes-Oxley. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.


ITEM 2. PROPERTIES

        PPOL's corporate office is leased at One City Boulevard West, Suite 820, Orange, California 92868 (telephone 714-937-3211). We occupy a 746 square foot administrative office. AJOL's corporate office is leased at Tennozu First Tower 9th floor, 2-2-4 Higashi Shinagawa, Shinagawa-ku, Tokyo 140-0002, Japan (telephone 03-5783-7323). We occupy 16,676 square feet for AJOL's corporate headquarters as well as all other corporate functions. We believe that such facilities will be adequate for our business needs in the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

        PPOL, its subsidiary AJOL, and PPOL's directors are parties to a lawsuit in Japan that arose in connection with its business. It is our policy to evaluate such matters on a case by case basis. Our policy is to vigorously contest any such claims we believe to be without merit. The Company has retained legal counsel in Japan for defense in this case. Based partly on the opinion of its counsel, management believes the ultimate resolution of this matter will not have a material adverse impact, if any, on its consolidated financial position, results of operations or cash flows.

        In accordance with SFAS No. 5, "Accounting for Contingencies," PPOL reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At least quarterly PPOL reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The ultimate outcome of such matters cannot presently be determined or estimated. PPOL's management believes that PPOL has sufficiently reserved for legal matters and that the ultimate resolution of pending matters will not have a material adverse impact on PPOL's consolidated financial position, operating results or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should PPOL fail to prevail in current legal matters or should one or more of these legal matters be resolved against PPOL, PPOL could be required to pay substantial monetary damages and, its financial position, operating results and cash flows could be materially adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Common Stock is currently quoted on the OTC Bulletin Board system ("OTCBB"), and can be located on the OTCBB under the symbol "PPLC." The following chart lists the high and low closing stock price range from the Company's market makers. These over-the-counter market quotations reflect the inter-deal prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

        YEAR ENDED MARCH 31, 2006                  HIGH            LOW
        ----------------------------------     ------------    ------------

        First Quarter.....................     $      4.00     $       3.40

        Second Quarter....................     $      8.00     $       3.90

        Third Quarter.....................     $      6.50     $       3.00

        Fourth Quarter....................     $      3.50     $       2.00

       YEAR ENDED MARCH 31, 2005
       -----------------------------------
        First Quarter.....................     $      5.00     $       3.10

        Second Quarter....................     $      4.00     $       3.65

        Third Quarter.....................     $      4.00     $       3.60

        Fourth Quarter....................     $      4.00     $       3.15


HOLDERS OF RECORD

        As of May 26, 2006, there were 7,124 holders of record of our common stock.

DIVIDENDS

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


ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended March 31, 2002, 2003, 2004, 2005 and 2006 have been derived from and qualified by reference to our audited consolidated financial statements.


                                                                 YEAR ENDED MARCH 31:
                               ----------------------------------------------------------------------------------------
                                     2002              2003              2004              2005              2006
                               ----------------  ----------------  ----------------  ----------------  ----------------
Net Revenues.................  $    129,912,852  $    134,985,824  $    135,805,340  $    127,833,591  $  106,624,069
Net Income (loss)............         2,997,017         5,995,682         7,722,366        (2,740,733)     (2,386,538)
Net Income (loss) per
  common share, basic........              0.18              0.34              0.43             (0.15)          (0.12)
Net Income (loss) per common
  share, diluted.............              0.18              0.34              0.43             (0.15)          (0.12)
Total Assets.................       154,783,604       161,548,658       160,369,283       152,588,310     113,104,123
Long-term obligations........                --                --                --                --              --
Cash dividends declared
  per common share...........              0.05              0.05                --                --              --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed. Factors that could cause future results to differ from PPOL's expectations include the factors described in Item 1A "Risk Factors" or that are otherwise described from time to time in our reports filed with the Securities Exchange Commission after this Annual Report. We assume no obligation to update any forward-looking statements to reflect events that occur or circumstances that arise after the date as of which they are made.

        Management's discussion and analysis that follows is designed to provide information that will assist readers in understanding our consolidated financial statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

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

        AJOL was incorporated in Japan in 1991. Through the operations of AJOL, the Company is primarily engaged in: (1) sales of SF-70 and U-Phone hardware, multi-functional facsimile based machines with telephone and networking capabilities, (2) subscriptions to our co-proprietary UU Online interactive database that can be accessed through our SF-70 and U-Phone hardware, (3) various consumer products that primarily utilize AJOL's U-Brand, and (4) service fees and commissions Substantially all of its revenues are derived in Japan.

        Some of the key developments during the fiscal year ended March 31, 2006 include:

    o MR. AOTA'S INVOLVEMENT - Mr. Aota has also become the CEO of U-World, a newly established competitor using the network marketing method.
        His involvement with U-World has reduced the amount of time he is able to devote to PPOL. See Item 1A of this Form 10-K , Risk Factors - Dependence on Mr. Aota.

    o NET LOSS - We posted a net loss of $2.4 million or $0.12 per share for Fiscal 2006. The losses are attributable to declining sales of our SF-70 and U-Phone, market entry of U-World which sells U-Phones, and transition of our revenue model from the network marketing to direct marketing system and integration costs related to the acquisition of USC

    o CHANGE OF REVENUE MODEL - The Company replaced its network marketing system with a direct marketing system. This decision was precipitated by three main factors: (1) reduced activity and declining membership in U-Service, the SF-70 and U-Phone user's association, (2) changes in the laws regulating network marketing and (3) changing attitudes toward network marketing. By revising its marketing system, we hope to attract and maintain subscribers with reduced initial costs. Furthermore, direct marketing is not subject to the same legal restrictions or popular biases as network marketing. Our decision to redefine our sales focus reflects our continuing dedication to the constant development of our business and our sensitivity to the concerns of our members.

    o INTRODUCTION OF U-PHONES - The Company had began selling U-Phones in addition to the SF-70. U-Phones are similar in functionalities to the SF-70, but with a more updated appearance.

    o ACQUISITION OF USC - On May 30, 2005, we completed the acquisition of USC. Such acquisition played a crucial role in our ability to transition from network marketing to direct marketing much more quickly than would otherwise have been possible. USC had the critical leadership personnel with experience in setting up and running direct marketing operations. In December 2005, we merged USC into AJOL to reduce operating costs.

    o EXIT FROM COMPUTER SOFTWARE SALES- Concurrent with the installation of new management on March 31, 2005, we disposed Gatefor, a company involved in computer software sales. We entered into this business during fiscal 2005 and lost $1,983,000. We believed Gatefor had no synergies or economies of scale with AJOL and would have resulted in further losses in fiscal 2006 had we not disposed of it.

        We continue to face a variety of challenges and opportunities inherent within our industry which is characterized by rapid change, evolving customer demands and intense competition. Key challenges include focus on increasing demand for our products in a highly competitive market, increasing revenue, lowering costs, managing our supply chain and maintaining and increasing gross margin percentages. See Item 1A "Risk Factors."

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of PPOL's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and PPOL's discussion and analysis of our financial condition and results of operations requires PPOL's management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements are discussed in Note 1, Organization and Summary of Significant Accounting Policies, in our notes to the consolidated financial statements.

        Management believes the following are "critical accounting estimates" because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

REVENUE RECOGNITION:

        The Company commenced sales of its MOJICO product utilizing the Direct Marketing method ("Direct Method") in January 2006. Revenues derived from the Direct Method are recognized when (a) products are shipped or services are provided, (b) customer payment is fixed, (c) payment is free of contingencies and significant uncertainties, and (d) collection is probable. Under the Direct Method, our customers may purchase only the deliverables they choose to purchase and are not required to purchase multiple deliverables for one price. Accordingly, our revenues and related profits will decline if our customers do not choose to purchase the different deliverables they were previously required to purchase as part of one sales price.

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

        While we have terminated sales under the Network method, in December 2005, we continue to recognize revenues derived from the Network method as required by EITF 00-21.

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

VARIABLE INTEREST ENTITIES

        PPOL has adopted Financial Accounting Standards Board Interpretation No. 46(R) "Consolidation of Variable Interest Entities (revised December 2003) - an Interpretation of ARB No. 51" ("FIN46(R)" for the year ended March 31, 2005. The company must consolidate variable interest entities ("VIE") if it has been deemed the primary beneficiary of such entities. We have critically reviewed and determined that there are no interests we hold in other entities, other than AJOL, that we are required to absorb losses or entitled to receive residual returns, respectively. Accordingly, we do not have any VIEs that we are required to consolidate other than AJOL during the years ended March 31, 2006, and 2005.

TRANSLATION OF FOREIGN CURRENCY

        Substantially all of our subsidiaries revenue and expenses are received and incurred in Japanese Yen. PPOL's reporting currency is the United States Dollar. Variation in foreign exchange rates may substantially affect our revenue, expenses, and net income in U.S. dollar terms. In preparing our financial statements, we translate revenue and expenses from Japanese Yen into U.S. dollars in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52," Foreign Currency Translation." Assets and liabilities are translated at the exchange rate as of the respective balance sheet dates and related revenues and expenses are translated at average exchange rates in effect during the period.

        If the U.S. dollar strengthens relative to the Yen, our reported revenue, gross profits and net income will likely be reduced. Given the unpredictability of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.

INVENTORY VALUATION

        The business environment in which PPOL operates is subject to rapid changes in technology and customer demand. We record write-downs for components and products which have become obsolete or are in excess of anticipated demand or net realizable value. We perform an assessment of inventory each quarter, which includes a review of, among other factors, inventory on hand and forecast requirements, product life cycle (including end of life product) and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record an adjustment for excess and obsolete inventory. PPOL may be required to record additional write-downs if actual demand, component costs or product life cycles differ from estimates, which would affect earnings in the period the write-downs are made.

SOFTWARE

        The Company follows the guidance in Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. Capitalized software costs are being amortized on a straight-line basis principally over 5 years. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company's balance sheet may not be recoverable.

INCOME TAXES

        Income taxes are provided based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at year-end. These deferred taxes are measured by applying currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

LITIGATION

        PPOL is currently involved in certain legal proceedings (see Note 6 to the Consolidated Financial Statements). When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability could materially impact our results of operations in the period of adjustment.

RECLASSIFICATIONS

        During the fourth quarter of 2006, PPOL reclassified the presentation of revenues and related cost of sales to Product sales and Service fee income as line items in the statement of operations. As presented below, Product sales include revenues we derive from the sale of tangible products, net of discounts, returns, and allowances, while Service fee income represents revenues from services the Company has performed. This reclassification conforms with requirements of SEC's Regulation S-X Rule 5-03(b)(1) and (2). Previously our revenues were classified as Product Sales and Network Services and Other-Online Products as line items in the statement of operations. Both line items in each previous classification include both sales of tangible products and revenues from services. Prior year information has been reclassified to conform with current year presentation.

CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        During the fourth quarter of 2006, PPOL has determined it has made an error in prior periods in its application of accounting principles. The error involved the reporting of revenues gross as a principal when we should have reported them net as an agent as our involvement in such transactions was not as their primary obligor and we did not any economic risk of carrying inventory or credit risk. The impact of the accounting error was to overstate both sales and cost of sales by $2,223,959 for the year ended March 31, 2005 and $1,018,962 for the year ended March 31, 2004. Prior year information has been restated to conform to current year presentation.

        For financial reporting purposes, this error has been accounted for as a prior period adjustment in accordance with APB Opinion 20, Accounting Changes. There was no effect of this correction on income before income taxes and discontinued operations, net (loss) income and net (loss) earnings per common share during the years ended March 31, 2005 and 2004.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations for the periods indicated:

                                            2006      % Change           2005        % Change            2004
REVENUES

Product Sales                           77,983,915     -19.35%         96,690,799      -7.65%        104,697,710

Service fee income                      28,640,154      -8.04%         31,142,792       1.69%         30,623,772

Consulting                                       0       0.00%                  0    -100.00%            483,858

Total Revenues                         106,624,069     -16.59%        127,833,591      -5.87%        135,805,340

COST OF SALES AND EXPENSES

Cost of Sales -- Goods                  22,053,203     -17.84%         26,842,453      -4.87%         28,215,427

Cost of Sales -- Services               8,361,781       6.32%           7,864,701      79.98%          4,369,847

Distributor Incentives                  47,203,479     -24.00%         62,106,377      -8.64%         67,976,680

Selling General and Administrative      28,310,587      -1.64%         28,783,491      20.78%         23,831,706

Total Cost of Sales and Expenses       105,929,050     -15.66%        125,597,022       0.97%        124,394,098

Operating income                           695,019     -68.92%          2,236,569     -80.40%         11,411,689

Other (Income) Expense                    (100,010)    143.49%            229,962      92.08%            119,721

Income before Taxes                        795,029     -60.38%          2,006,607     -82.23%         11,291,968

Income Taxes                             3,181,567     115.08%          2,764,576     -22.55%          3,569,602

Loss from Discontinued Operations                0    -100.00%          1,982,764     100.00%                  0

Net Income (loss)                      (2,386,538)     -12.92%         (2,740,733)   -135.49%          7,722,366


YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005

PRODUCT SALES. For the year ended March 31, 2006 (Fiscal 2006), revenues decreased by 19.35% over the year ended March 31, 2005 (Fiscal 2005) from $96,690,799 to $77,983,915. The decrease in product sales is attributable to a decline in SF-70 and U-Phone unit sales from 25,624 units in Fiscal 2005 to 17,257 units in Fiscal 2006. Such decline is attributable to market entry of U-World, whose CEO, Mr. Aota, is also director of PPOL, that sells U-Phones, and transition challenges of our revenue model from the network marketing to the direct marketing system.

SERVICE FEE INCOME. Service fee income declined 8.04% for Fiscal 2006 over Fiscal 2005 from $31,142,792 to $28,640,154. This minor decline, despite the larger decline in product sales, reflects AJOL's emphasis on services, which require less capital than revenues derived from tangible product sales.

COST OF PRODUCT SALES. Cost of product sales declined by 17.84%$ from $26,842,453 in the prior year to $22,053,203, a greater percentage decline than related product sales. Management attributes the increase to the revenue mix containing higher gross profit percentage items.

COST OF SERVICE FEE INCOME. Cost of service fee income has increased 6.32% from $7,864,701 in Fiscal 2005 to $8,361,781 despite the 8.04% decrease in sales. This is reflective of our investment in the future to maintain our current customer base with lower priced services.

DISTRIBUTOR INCENTIVES. Distributor incentives decreased 24.00% over the prior year from $62,106,377 to $47,203,479. The decrease, which is greater than the sales decrease is due to lower mix of commissionable and high commission sales in the current year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 1.64% from Fiscal 2005 even though total revenues declined by 16.59%. While the Company has made every effort to reduce costs, transition costs to direct marketing, merger integration with USC, information system maintenance expense increases all contributed to the current year selling general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures are included as a component of our selling, general and administrative expenses. For Fiscal 2006, our expenditures were $2,120,249, which is a $1,841,045 increase from Fiscal 2005 spending of $279,204. Fiscal 2006 expenditures are at the level we consider necessary as an investment in the future. In Fiscal 2005, we used our cash resources to enhance our internal use customized software.

OTHER EXPENSE, NET. The approximate $330,000 change in other expense from an expense of $230,000 in Fiscal 2005 to $100,000 income in the current year were associated with one time non-recurring events.

INCOME TAXES. Income taxes exceeded income before income taxes during the year ended March 31, 2006. AJOL is subject to Japanese taxing authorities on a standalone basis. Losses incurred at PPOL of approximately $1.6 million and $2.4 million at USC prior to merger with AJOL cannot be deducted from AJOL's earnings. In addition, foreign currency translation of deferred income taxes had a $1.1 million negative impact. Without the negative impact of these items, our tax rate would have approximated 45.5%.

(LOSS) FROM DISCONTINUED OPERATIONS. We did not have any discontinued operations in the current year.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004

PRODUCT SALES. For the year ended March 31, 2005, revenues decreased by 7.65% over Fiscal 2004 from $104,697,710 to $96,690,799 in Fiscal 2005 due to decline in unit sales of the SF-70 due to a soft economy in Japan.

SERVICE FEE INCOME. Service income revenues increased 1.69% from $30,623,772 in Fiscal 2004 to $31,142,792 in Fiscal 2005. This reflects AJOL's gradual shift of revenues from sales of tangible goods to services.

COST OF PRODUCT SALES. Cost of sales declined by 4.87% from $28,215,427 in Fiscal 2004 to $26,842,453 in Fiscal 2005. This decline, which is slightly greater than the decline in Sales is attributable to a higher margin on non-SF-70 products.

COST OF SERVICE FEE INCOME. Cost of sales increased 79.98% from $4,369,847 in Fiscal 2004 to $7,864,701 in Fiscal 2005 even though related service fee income increased only 1.69%. Management attributes the increase to higher labor and other costs, including an accrual for "appreciation gifts" to insureds who had no claims.

DISTRIBUTOR INCENTIVES. In line with the overall decrease in sales for Fiscal 2005, distributor incentives also decreased 8.64% from $67,976,680 in Fiscal 2004 to $62,106,377 in Fiscal 2005. The decrease is primarily due to the lower mix of commissionable sales in the current year and also lower hardware unit sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 20.78% over Fiscal 2004 from $23,831,706 to $28,783,491 for Fiscal 2005. This increase is attributable to increased marketing expenses and travel and remuneration expenses of independent outside directors. Additionally, information system updating expenses increased over Fiscal 2004.

OTHER EXPENSE, NET. Items included in this category relate to one time non-recurring events. As such, income and expenses included in this category cannot be compared from year to year. The most significant of the expenses in fiscal 2005 is an approximately $80,000 expense attributable to the devaluation of corporate memberships to current market value.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures are included as a component of our selling, general and administrative expenses. For the year ended March 31, 2005, our expenditures were $279,204, a decline of $1,374,127 from Fiscal 2004 spending of $1,653,331. We limited our research and development expenditures in 2005 and allocated our cash resources to enhance our internal use customized software.

INCOME TAXES. Income taxes exceeded income before income taxes during the year ended March 31, 2005. AJOL is subject to Japanese taxes on a standalone basis. Losses incurred at PPOL are not offset against AJOL's income which therefore gives the appearance of a relatively high tax liability in comparison to the consolidated income before tax amount. The change from Fiscal 2004 is also attributable to unrealized foreign currency transactions.

(LOSS) FROM DISCONTINUED OPERATIONS. The loss from discontinued operations is related to a one time loss associated with PPOL's entry into and exit from sales of computer software during the year.

INFLATION

        To date, the effects of inflation on our financial results have not been significant. We cannot provide assurances, however, that inflation will not affect us materially in the future.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, our principal needs for funds have been for operating expenses including distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of operations throughout Japan. We have generally relied on cash flow from operations, equity financing and short term debt to meet our cash needs and business objectives without relying on long-term debt to fund operating activities.

WORKING CAPITAL DEFICIT

        At March 31, 2006, PPOL current liabilities exceeded current assets by $2,596,174. Our current liabilities include deferred revenue of $53,439,556 while our current assets include deferred costs of $38,972,218. The deferred revenue and deferred costs are attributable to the revenue recognition policy for revenue arrangements for multiple deliverables (see Note 1 to the consolidated financial statements for further information). Current deferred revenue will be recognized as revenues, and current deferred costs will be recognized as cost of sales and distributor incentives, during the fiscal year ending March 31, 2007. The recognition of these items as revenues, cost of sales, and distributor incentives will not use or provide any working capital. Working capital, adjusted for deferred revenues and deferred costs at March 31, 2006 is as follows:

                                                                             Working
                                            Current          Current         Capital
                                             assets        liabilities       (Deficit)
                                          ------------     ------------    ------------
Working capital deficit at
  March 31, 2006                          $ 55,813,086     $ 58,409,259    ($ 2,596,174)
Less: Current deferred costs               (38,972,218)              --     (38,972,218)
Less: Current deferred revenues                     --       53,439,556      53,439,556
                                          ------------     ------------    ------------
Working capital, adjusted for deferred
  revenues and deferred costs,
  at March 31, 2006                       $ 16,840,767     $  4,969,703    $ 11,871,164
                                          ============     ============    ============

EQUITY FINANCING

        On May 30, 2005, we completed the private placement of 2,549,129 shares without registration under the Securities Act of 1933, as amended in reliance on one or more exemptions from the registration requirements under the Act, including Regulation D. This private placement resulted in our raising $10,196,516 at a price of $4 per share. The former CEO of PPOL, who had resigned in December 2005, is also the Representative Director of one of the investors, which purchased 463,478 shares for $1.9 million.

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

        The Company used the proceeds from the above noted sale of equity securities to purchase 100% of the issued and outstanding common stock of USC. In December 2005, we merged USC into AJOL.

CHANGES IN CASH AND CASH EQUIVALENTS BETWEEN 2005 THROUGH 2006

        While we had raised $10,196,516 in equity capital, our cash and cash equivalents declined $5,390,660 to $6,616,877 at March 31, 2006 from $12,007,537 at March 31, 2005. This decline is substantially attributable to loss from operations of $2,386,538 for the year. Increases in inventories and prepaid expenses used $1,052,521 and $652,112, respectively. Due to a reduction in the number of SF-70 and U-Phones sold during the year, accounts payable declined $7,828,340 and advances received declined $2,079,238. Changes in income taxes, ($941,359), and other current liabilities, ($1,195,234), offset by trade accounts receivable, $853,211 and advance payments, $897,446 were also factors in the net cash used by operating activities of $14,700,863. Deposit of $3,317,382 related to prior leases was returned during the year while we paid off loans of $1,115,760. The excess of cash paid in excess of net book value, $1,967,092, for the acquisition of USC was treated as a return of capital to Green Capital for accounting purposes and was a use of capital.

        Cash and cash equivalents remained relatively stable with a decline of $76,019 to $12,007,537 as of March 31, 2005 from $12,083,556 as of March 31,
2004. During the year ended March 31, 2005, we had a net loss of $2,740,733 and used $7,164,787 for the purchase of property, equipment and software. Such uses of cash were adjusted by non-cash expenses attributable to depreciation, amortization and deferred taxes of $5,522,986 and financed by proceeds from related parties in the form of loans of $1,115,760 and equity contributions of $2,912,564.

        While we believe that our current cash on hand, together with cash we expect to generate from future operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months, additional sources of financing will be considered if deemed to be in the best interests of the Company.

CONTRACTUAL OBLIGATIONS

        The Company's operating lease & purchase obligations as of March 31, 2006 are as follows:

                                                            PAYMENTS DUE DURING THE YEAR ENEDING
                                   -----------------------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS                 TOTAL            2007              2008             2009          THEREAFTER
--------------------------------   ---------------  ---------------  ---------------  ---------------  ---------------
Operating Lease
   Obligations..............       $    700,949         $  513,169     $    178,100        $  9,680               --
Service Provider Contracts..       $     73,349         $   73,349               --              --               --
                                   ---------------  ---------------  ---------------  ---------------  ---------------
Total.......................       $    774,298         $  586,518     $    178,100        $  9,680               --
                                   ===============  ===============  ===============  ===============  ===============

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinion ("APB") No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--an Amendment of APB Opinion No. 28" and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes made by PPOL after January 1, 2006. Management continues to evaluate the effect that adoption of SFAS 154 will have on PPOL's consolidated results of operations and financial position.

        In November 2005, the FASB issued Staff Position ("FSP") Nos. FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addressees the determination as to when an investment is considered impaired, whether the impairment is 'other-than-temporary', and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is 'other-than-temporary' for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If `other-than-temporary', an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The Company will review FSP Nos. FAS 115-1 and 124-1, but does not expect the adoption of this FSP to have a material impact on its operating results or financial position.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by Item 7A of this Form 10-K is incorporated herein by reference to the information contained above in Item 7 of this Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Currency Risk and Exchange Rate Information" and in Item 1A of this Form 10-K, Risk Factors - "Foreign Currency (Yen) Fluctuations," respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On September 20, 2005, the Company's Board of Directors engaged Windes & McClaughry Accountancy Corporation ("Windes & McClaughry"), as its independent accountants, commencing with the review of the Company's unaudited consolidated quarterly financial statements and related data for the first quarter in the year ending March 31, 2006.

        Prior to engaging Windes & McClaughry, the Company did not, nor did anyone on its behalf, consult with Windes & McClaughry regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K), or any other matter described in Item 304(a)(2) or Regulation S-K.

        The registrant's prior auditors, Stonefield Josephson, Inc. ("Stonefield Josephson"), resigned by letter dated September 1, 2005. Stonefield Josephson notified the registrant that its client-auditor relationship with the registrant would cease upon the completion of its review of the financial statements to be included in registrant's Form 10-Q for the period ended June 30, 2005. Stonefield Josephson's reports on the registrant's financial statements, including those for the past two years, have not contained an adverse opinion or a disclaimer of opinion, nor have they been qualified or modified as to uncertainty, audit scope, or accounting principles.

        On September 19, 2005, the registrant's Board of Directors dismissed Stonefield Josephson from completing its SAS 100 review procedures of the financial statements to be included in the registrant's quarterly report on Form 10-Q for the period ended June 30, 2005. On September 19, 2005, Stonefield Josephson confirmed to the registrant that its client-auditor relationship will cease immediately, as per the registrant's request.

        As previously reported, the registrant was not able to file timely its annual report on Form 10-K for the fiscal year ended March 31, 2005, as the registrant and Stonefield Josephson had not completed their annual audit by the filing deadline. On March 31, 2005, PPOL, Inc. (PPOL) sold its entire interest in Gatefor, Inc. (Gatefor), it's wholly owned subsidiary, to Forval Corporation (Forval). Forval was PPOL's majority shareholder at that time. The registrant initially accounted for the sale in substantial accordance with FAS 144, paragraph 43, included a one line item on the statement of operations as "Gain from operations of discontinued Gatefor component (including gain on disposal of $929,800)." Based upon management's subsequent discussions with Stonefield Josephson, it was mutually agreed upon that the proper accounting treatment for this transaction was as a capital contribution as opposed to a gain. This conclusion was based upon the significant factor that the sale transaction was with the registrant's then majority shareholder.

        Stonefield Josephson has advised the registrant that the difference in accounting treatment discussed above was a "disagreement" as defined in Item 304 of Regulation S-K. The registrant's Board of Directors have discussed the foregoing and have authorized Stonefield Josephson to respond fully to the inquiries of the registrant's successor auditor. The Registrant's Board has also discussed the matters reported below and has authorized Stonefield Josephson to respond fully to the inquiries of the registrant's successor auditor.

        Stonefield Josephson also reported to the Board that the registrant's overall staffing in the United States and Japan appear not to be sufficient for a public reporting company. Specifically, Stonefield Josephson noted that during the course of the audit, the Japanese staff was not sufficient to provide documents, schedules and analysis in a timely manner. As for the registrant's staff in the United States, Stonefield Josephson noted the registrant's staff in the United States had limited involvement with the audit in Japan to determine whether accounting issues were proper in accordance with Generally Accepted Accounting Principals. Stonefield Josephson noted that some of these issues were addressed when it resumed its fieldwork in the United States.

        Stonefield also noted that the initial drafts of the financial statements were not in accordance with Generally Accepted Accounting Principles. The auditors made many revisions to the draft financial statements, stated that the registrant's Japanese subsidiary needed to retain historical documents for a period of at least seven (7) years and stated that the Board should discuss the length of time to keep documents with its outside counsel.

        Other than the issues described above, there were no other disagreements or reportable events with Stonefield Josephson through the date of the cessation of registrant's relationship with Stonefield Josephson.

ITEM 9A. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the aforementioned disclosure controls and procedures were not effective as of March 31, 2006 and were revised, as described in the following paragraphs. There were no other significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

        The Board of Directors has concluded that the delay in submitting this 10-K filing was primarily a result of inadequate documentation of factual information in our files with respect to transactions occurring prior to present management taking office. This required present management to take the time to obtain relevant facts to determine whether such transactions have been properly accounted for and its impact on the presentation of current financial statements. Documentation of past transactions with future impact has been substantially updated. In addition, the Company has devoted a substantial amount of time to respond to comment letters from the Securities and Exchange Commission (SEC) with respect to its Form 10-K for Fiscal Year Ended March 31, 2005 and Form 10-Q for the Quarter Ended December 31, 2005. The current 10-K filing reflects the requirements of SEC pursuant to their comment letters. By letter dated July 24, 2006, the SEC has notified us that they have completed their review of our Form 10-K and related filings and do not, at this time, have any further comments. To ensure we record, process summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission, the Board of Directors has directed management of the Company to retain additional personnel to assist the CFO.

        Our independent registered public accounting firm, Windes & McClaughry, has advised our audit committee and management that it considers the three matters to be "material weaknesses" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States).

        The first matter related to the fact that our independent registered public accounting firm identified a material adjustment which was required to be made to the financial statements for the nine months ended December 31, 2005. The adjustment was to our provision for income taxes whereby we did not provide for the tax benefit of an operating loss carryforward that was needed by AJOL, our Japanese operating subsidiary. The adjustment was reflected in the financial statements included on Form 10-Q. Had such adjustment not been recorded, non-current deferred tax assets would have been understated by $532,540 at December 31, 2005 and the net loss for the nine months ended December 31, 2005, would have been overstated by $532,540.

        The second matter was that during the course of our procedures in preparing our third quarter 10-Q filing, we determined that Goodwill was understated by $205,991 for the acquisition of USC on May 30, 2005. The impact of the understatement of goodwill on the financial statements is as follows:

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

        The third matter relates to minor errors and omissions in certain financial statement disclosures discovered by our independent registered public accounting firm, which have been corrected.

        The Board of Directors has concluded that the understatement of Goodwill, the material adjustment to deferred taxes and minor errors and omissions in certain financial statement disclosures discovered by our independent registered public accounting firm and the related delay in submitting the third quarter 10-Q was the result of insufficient staffing and the lack of internal expertise in international tax accounting. To ensure such adjustments and filing delays will be avoided in the future, we have hired a full time assistant to the CFO and retained the services of a consultant who was formerly a Director of International Tax at a Big Four accounting firm with over 20 years of experience. With the retention of the aforementioned staff and consultant, we believe that the controls and procedures designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission as adequate.

        Following the restatement of Goodwill as noted above, we have made a subsequent discovery of facts, which existed at the time of PPOL's acquisition of USC. What became known was that PPOL and USC were de facto entities under common control of Green Capital, PPOL's ultimate parent through their position as majority investor in Foster Strategic Investment Partnership. Prior to acquisition by PPOL, USC was a wholly owned subsidiary of Green Capital. Accordingly, the acquisition of USC must be treated in a way that is similar to the pooling method in accordance with paragraph 11 of SFAS No. 141, "Business Combinations," For accounting purposes, the excess of purchase price over the net assets of USC will be treated as a return of capital to Green Capital. We will restate and file amended filings for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006. The impact of the restatement is as follows, after taking into account the restatement noted above:

                                      Balance Sheet                        Statement of income
                                                    Additional     3 months     6 months      9 months
                                     Comprehensive   paid-in             Other comprehensive gain
                          Goodwill      Income       capital           Foreign currency translation
                        -----------   -----------   -----------   --------------------------------------
     June 30, 2005
     -------------
As stated in 10-Q       $ 1,919,068   $ 1,307,080   $16,468,890   $   401,261       n/a          n/a
As restated                      --     1,355,104    14,501,798       449,285       n/a          n/a
                        -----------   -----------   -----------   -----------
  Impact                $ 1,919,068   $   (48,024)  $ 1,967,092   $   (48,024)      n/a          n/a
                        ===========   ===========   ===========   ===========
September 30, 2005
As stated in 10-Q       $ 1,877,803   $ 1,499,763   $16,468,890   $   192,683   $   593,944      n/a
As restated                      --     1,589,052    14,501,798       233,948       683,233      n/a
                        -----------   -----------   -----------   -----------   -----------
  Impact                $ 1,877,803   $   (89,289)  $ 1,967,092   $   (41,265)  $   (89,289)     n/a
                        ===========   ===========   ===========   ===========
December 31, 2005
As stated in 10-Q       $ 1,800,408   $ 1,836,626   $16,468,890   $   453,455       n/a       $   930,807
As restated                      --     2,003,310    14,501,798       414,258       n/a         1,097,491
                        -----------   -----------   -----------   -----------                 -----------
  Impact                $ 1,800,408   $ (166,684)   $ 1,967,092   $    39,197       n/a       $  (166,684)
                        ===========   ===========   ===========   ===========

        The Board of Directors have concluded that that the subsequent discovery of facts was a result of our not being aware of the intentions of the fund manager of Foster Strategic Investment Partnership to consult with Green Capital regarding its investment in PPOL or to direct its votes on matters brought up for shareholder voting, unless it had the prior concurrence of Green Capital. Conversely, we have been advised that Foster Corporation will comply with any matters Green Capital requested with respect to matters affecting FSIP's investment in PPOL. While the fund manager's adherence to Green Capital's requests and seeking prior concurrence of any decisions regarding FSIP's investment in PPOL or to direct its votes on matters brought up for shareholder voting is not believed to be legally binding, the substance is more important than the form. Members of the Board of Directors will hold periodic meetings with the fund manager of Foster Strategic Investment Partnership, as well as Green Capital, to receive information on matters that should be given accounting treatment by PPOL or otherwise disclosed to comply with reporting standards.

        The Board of Directors has determined that the turnaround time in obtaining information necessary for consolidated financial reporting is delayed as a result of time zone differences between the United States and Japan. Accordingly, the Board of Directors has directed the CFO to complete the quarterly and annual consolidation procedures in Japan. This should shorten the time required to obtain necessary information and help educate the subsidiary accounting staff of what is required to be in compliance with SEC reporting guidelines.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in INTERNAL CONTROL--INTEGRATED FRAMEWORK, management has concluded that our internal control over financial reporting was not effective as of March 31, 2006. As a result of such evaluation, changes, as described in the foregoing paragraphs, in our internal controls over financial reporting identified during the most recent fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were implemented.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

        Prior to their resignations on March 31, 2005, the board had four independent directors who served on the 1) audit committee, 2) nominating and corporate governance committee and 3) compensation committee. Subsequent to March, 31, 2005, with the resignation of the former independent directors, the current Board has not assigned any members to committees. However, the entire Board has taken on the responsibilities of each of the committees until such time that independent directors are added to the Board. The Company does not have any independent directors at the current time. The following describes each intended committee and its intended function upon formation.

        Subsequent to March 31, 2005, the entire Board has been performing the responsibilities of the Audit Committee. The functions of the Audit Committee, upon reconstitution of independent directors, will include reviewing and supervising the financial controls of the Company, making recommendations to the Board of Directors regarding the Company's independent accountants, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company's financial controls, acting upon recommendations of the independent accountants and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The members of the Audit Committee will be "independent" as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. The Company currently does not have a financial expert on the audit committee because it currently does not yet have any independent directors to serve that role.

        Subsequent to March 31, 2005 the entire Board has been performing the responsibilities of the Compensation Committee. The Compensation Committee's functions, upon appointment of its members, will include reviewing with management cash and other compensation policies for employees, making recommendations to the Board of Directors regarding compensation matters and determining compensation for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In addition, the Compensation Committee will administer the Company's stock plans and determine the terms and conditions of issuances of awards there under.

        Subsequent to March 31, 2005, the entire Board has been performing the responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee, upon appointment of its members, will make recommendations to the Board regarding the size and composition of the Board, establish procedures for the nomination process, recommend candidates for election to the Board of Directors and nominate officers for appointment by the Board. In addition, the Committee will review and report to the Board on a periodic basis with regard to matters of corporate governance. The Committee will consider nominees recommended by security holders and evaluate those nominees. Security holders making such a nomination must deliver the recommendation in writing to the principal financial officer of the Company.

CURRENT DIRECTORS AND NOMINEES

        The following table sets forth the name, age and other information of current directors and nominees:

                                                                                  STANDING FOR RE-ELECTION
NAME                        AGE              DIRECTOR SINCE           TERM EXPIRES       OR ELECTION     INDEPENDENT
----                        ---              --------------           ------------       -----------     -----------

CURRENT DIRECTORS COMMENCING AS OF MARCH 31, 2005 AND STANDING FOR RE-ELECTION

Yoshihiro Aota              60               5/20/2005                  2006              Yes               No
Richard Izumi               52               3/31/2005                  2006              Yes               No
Masao Yamamoto              56               3/31/2005                  2006              Yes               No

        The following is a brief background summary for each of the current and nominee directors:

        Mr. Yoshihiro Aota currently serves as CEO of U-World Co., Ltd., a Japanese corporation involved in network marketing of U-phones, a direct competitor of the Company. He was the President and a director of AJOL from 1994 through December 2004. Mr. Aota was also previously a director of PPOL through December 31, 2004. Prior to AJOL, Mr. Aota worked for Forval Corporation which was the majority shareholder in PPOL, Inc. While at Forval Corporation, Mr. Aota directed Forval's business strategy, PC business and NW business. Prior to Forval Corporation, Mr. Aota was in charge of business planning and administration of Katena Corporation, a Japanese Corporation. Mr. Aota holds a Bachelor of Science degree from Tokyo University.

        Mr. Richard Izumi is serving as Chief Financial Officer of PPOL, Inc. Mr. Izumi is also Senior Managing Director of JGS Co. Ltd, a Japanese corporation involved in the licensing of energy and high-tech related intellectual property and Director of City Communication, Inc., a Japanese corporation involved in broadcast technology. He is also an independent consultant to public companies, including previously the registrant, on financial matters and international transactions, primarily between U.S. and Japan. Earlier he served as Partner at accounting firms Ernst & Young and Price Waterhouse (now known as PricewaterhouseCoopers). Mr. Izumi holds a B.S. in Business Administration from the University of Southern California.

        Mr. Masao Yamamoto is currently serving as Chief Executive Officer of PPOL, Inc. and Chief Executive Officer of AJOL Co. Ltd., PPOL's wholly owned subsidiary, where he previously served as General Manager of Finance and Director. Prior to joining AJOL he was General Manager of accounting with Chiiki Shinko Kyouiku Jigyo Foundation. Mr. Yamamoto graduated from the Koganei Industrial School, with a major in Electronics.

        If elected, each of the nominees is expected to serve until the 2007 annual meeting of shareholders and thereafter until his or her successor is duly elected and qualified.

CODE OF ETHICS

        The Company adopted a code of ethics applicable to all of its directors, officers and employees which is a "code of ethics" as defined by the applicable rules of the Securities and Exchange Commission (SEC). This code of ethics is found as exhibit 14 to our 10-K for fiscal 2004 as filed with the SEC. If the Company makes any amendments to this code of ethics other than technical, administrative or other non-substantive amendments, or grants any waiver, including implicit waivers, from a provision of this code of ethics, the Company will disclose the nature of the amendments or waivers, its effective date and to whom it applies in a report on Form 8-K filed with the SEC.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

A. THE COMPANY

        The following table sets forth the compensation of PPOL's "Named Executive Officers," which consist of a) all persons serving as the chief executive officer during the fiscal year and b) Chief Financial Officer:

NAME                       AGE            POSITION                 ANNUAL SALARY
Masao Yamamoto             56       Chief Executive Officer          $      0
Richard Izumi              52       Chief Financial Officer          $330,000
Hisao Inoue                54       Chief Executive Officer          $ 42,500

The following table sets forth the stock options granted to officers of the company within the last three fiscal years:

                                PERCENT OF TOTAL
                                     OPTIONS
                        NUMBER OF   GRANTED TO                                POTENTIAL REALIZABLE VALUE
                       SECURITIES   EMPLOYEES                                   AT ASSUMED ANNUAL RATES
                       UNDERLYING    DURING     EXERCISE                      OF STOCK PRICE APPRECIATION
                        OPTIONS      FISCAL       PRICE                           FOR OPTION TERM (1)
         NAME           GRANTED       YEAR      PER SHARE    EXPIRATION DATE       5%              10%
---------------------  -----------  ----------  -----------  ---------------  ----------------------------
2004
   Yoshihiro Aota       1,000,000       81.97%  $     4.00   March 25, 2014     6,859,300      12,505,600

   Nobuo Takada            50,000        4.10%  $     4.00   March 25, 2014       342,900         625,300

   Masao Yamamoto          40,000        3.28%  $     4.00   March 25, 2014       274,400         500,200

   Toshiaki Shimojo        30,000        2.46%  $     4.00   March 25, 2014       205,800         375,200

   Yuji Kamata             20,000        1.64%  $     4.00   March 25, 2014       137,200         250,100

   Nobuyuki Ishii          40,000        3.28%  $     4.00   March 25, 2014       274,400         500,200

   Manabu Nakamura         40,000        3.28%  $     4.00   March 25, 2014       274,400         500,200
                       -----------  ----------

Total for 2004          1,220,000      100.00%
                       ===========  ==========

2005
   Robert Brasch           40,000       50.00%  $     4.00    July 25, 2014       274,400         500,200

   Lowell Hattori          40,000       50.00%  $     4.00    July 25, 2014       274,400         500,200
                       -----------  ----------

   Total for 2005          80,000      100.00%
                       ===========  ==========

There were no additional options granted for the fiscal year ended March 31, 2006.

B. AJOL (THE COMPANY'S WHOLLY OWNED SUBSIDIARY)

        The following table sets forth the compensation of AJOL's "Named Executive Officers," which consist of a) all persons serving as the chief executive officer during the fiscal year and b) the four (4) most highly compensated individuals serving at the end of the fiscal year, in addition to the chief executive officer:

                                           SUMMARY ANNUAL COMPENSATION TABLE
                                     -------------------------------------------
                                     FISCAL
NAME AND PRINCIPAL POSITION          YEAR     SALARY ($)   BONUS ($)      TOTAL
---------------------------------------------------------------------  ---------

Yoshihiro Aota                       2006     $      0     $      0     $      0
Representative and Director          2005     $147,513     $557,880     $705,393
                                     2004     $177,405     $274,430     $451,835

Manabu Nakamura                      2006     $110,052     $ 44,172     $154,224
Director                             2005     $114,265     $ 41,841     $156,106
                                     2004     $108,813     $ 35,410     $144,223

Masao Yamamoto                       2006     $173,754     $      0     $173,754
Representative Director              2005     $133,118     $ 55,788     $188,906
                                     2004     $109,242     $ 35,410     $144,652

Maki Iida                            2006     $ 53,708     $ 10,601     $ 64,309
Director                             2005     $ 44,960     $ 19,052     $ 64,012
                                     2004     $ 42,345     $ 15,368     $ 57,713

Nobuyuki Ishii                       2006     $      0     $      0     $      0
Supervisor                           2005     $112,320     $ 46,490     $158,810
                                     2004     $ 92,250     $ 21,246     $113,496

Akihito Otani                        2006     $      0     $      0     $      0
Supervisor                           2005     $ 66,649     $ 13,041     $ 79,690
                                     2004     $ 63,343     $ 12,394     $ 75,737

The following is a line graph comparing the cumulative total stockholder return on our common stock with the cumulative total return of the American Composite Index and the Russell 1000 Index from March 2005. The graph assumes that $100 was invested on March 31, 2005 in each of our common stock, American Composite Index and the Russell 1000 Index.

                                  [GRAPH HERE]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 31, 2006, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director, (iii) each of the named executive officers, as defined below, and (iv) all current directors and executive officers of the Company as a group. As of March 31, 2006, there were 20,542,875 shares (1) of issued and outstanding Common Stock.

                                              NUMBER OF SHARES
                                              OF COMMON STOCK          PERCENT OF TOTAL
     NAME AND ADDRESS                         BENEFICIALLY OWNED (1)   COMMON STOCK
     -------------------------------------    ----------------------   ----------------

5% SHAREHOLDERS

Foster Strategic Investment Partnership(2)        10,547,594             51.34%
9 Raffles Place #08-01, Republic Plaza
Singapore, 048619

Leo Global Fund(3)                                 3,138,571             15.28%
Mori Bldg, 3F Toranomon 11
6-4 Toranomon, 2-Chome
Minato-Ku, Tokyo, Japan 105-0001

DIRECTORS AND OFFICERS

Yoshihiro Aota                                             0                 0%
Aoyama Oval Bldg., 3rd Fl.
5-52-2 Jingu-mae, Shibuya-ku
Tokyo, Japan 150-001

Richard H. Izumi                                      24,489              0.12%
1 City Boulevard West, Suite 820
Orange, California 92868

Masao Yamamoto
Aoyama Oval Bldg., 3rd Fl.                                 0                 0%
5-52-2 Jingu-mae, Shibuya-ku

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2) Based on reasonable inquiry, the Company is aware that Green Capital claims beneficial ownership of 100% of the shares owned by Foster Strategic Investment Partnership. The basis for this determination is an oral understanding between Green Capital and Foster Strategic Investment Partnership that Foster Strategic Management will exercise its shareholder voting rights only with the concurrence of Green Capital. In October
     2005, Green Capital, on behalf of Foster Strategic Investment Partnership, filed a claim in the Tokyo District Civil Court to recover, from eight Japanese investors, share certificates representing 6,100,000 shares of the Company's common stock held of record by Foster Strategic
     Investment Partnership. The investors allegedly purchased the shares in March and April 2005 from Nobuo Takada, who was an affiliate of Foster Strategic Investment Partnership and Leo Global Fund. Green
     Capital contends in its lawsuit that Mr. Takada was not authorized to sell the shares on behalf of Foster Strategic Investment Partnership.
     The lawsuit is presently pending.  Mr. Takada served as the Company's
     Chief Executive Officer until July 2004 and was a director of the Company until December 2004.
(3) Based on reasonable inquiry, the Company is aware that Green Capital claims beneficial ownership of 98% of the shares owned by Leo Global Fund. The basis for this determination is an oral understanding between Leo Global Fund and Foster Strategic Investment Partnership that Leo Global Fund will exercise its shareholder voting rights only with the concurrence of Green Capital.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of March 31, 2006, relating to equity compensation plan of PPOL pursuant to which grants of options, warrants or other rights to acquire shares may be granted from time to time.

                                                                                                       (c)
                                                                                          NUMBER OF SECURITIES REMAINING
                                      (a)                            (b)                   AVAILABLE FOR FUTURE ISSUANCE
                           NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE EXERCISE         UNDER EQUITY COMPENSATION
                            ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING            PLAN, EXCLUDING SECURITIES
PLAN CATEGORY                 OUTSTANDING OPTIONS        OPTIONS, WARRANTS AND RIGHTS        REFLECTED IN COLUMN (a))

Equity compensation
   plans approved by
   security holders(1)            1,300,000                $                 4.00                              700,000

Equity compensation
   plans not approved by
   security holders                       0                        not applicable                       not applicable

Total                             1,300,000                $                 4.00                              700,000


-------------
(1) This plan is PPOL's 2004 Stock Option Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Green Capital
-------------

        On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese corporation ("USC") based in Tokyo, Japan pursuant to a Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the Seller or Green Capital). The Company purchased all of the issued and outstanding shares of USC for $3,522,000. Seller is the majority investor in Foster Strategic Investment Partnership (FSIP), a Singapore partnership, which owns approximately 10,547,594 shares of the Company's common stock, representing approximately 51.34% of the Company's issued and outstanding stock.

        The following summarizes the assets acquired and liabilities assumed in connection with the acquisition described in the preceding paragraph:

Current assets             $   899,000
Deposits                     1,455,000
Intangibles                     84,000
                           -----------
Total assets acquired        2,438,000

Liabilities assumed           (883,000)
                           -----------

Net assets acquired        $ 1,555,000
                           ===========

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

        By virtue of the Seller's relationship with FSIP, it has been determined that PPOL and USC are de facto entities under common control. Accordingly, we have accounted for the acquisition of USC in a manner that is similar to the pooling method to comply with paragraph 11 of Financial Accounting Standards Board's Statement of Financial Accounting Standards Statement No. 141 Business Combinations. For accounting purposes, the excess of purchase price over the net assets of USC will be treated as a return of capital to Green Capital.

Advanced Communications
-----------------------

        During the year ended March 31, 2006, PPOL entered into the following transactions with Advanced Communications K.K., a Japanese corporation that is 79.55% owned by Green Capital:

Inventory purchases                 $  12,123,000
Information technology services        13,925,000
                                    -------------
                                    $  26,048,000
                                    =============

        Information technology services, above, includes $2,120,000 in research and development activities for the enhancement of our SF-70's functional features.

        Inventory purchases, noted above, are comprised of the SF-70 and U-Phone hardware under an automatically renewing one year contract, unless a termination notice is provided two months prior to the anniversary by either party. Under the OEM basis, we retained the rights to the design and metallic mold required to manufacture the SF-70, but outsourced the actual manufacturing of the SF-70 and U-Phone to Advanced Communications.

Seagull
-------

        During the year ended March 31, 2006, PPOL entered into the following transactions with K.K. Seagull (Seagull), a Japanese corporation and shareholder of 926,956 shares the Company's common stock:

Sales promotion activities          $   5,197,000
Events planning and production          1,451,000
Information technology services           212,000
                                    -------------
                                    $   6,860,000
                                    =============

Forval
------

        Effective March 31, 2005 (the "Effective Date"), the Company entered into a Purchase Agreement (the "Purchase Agreement"), as discussed below, with Forval, which at the time of the Effective Date owned approximately 10,547,594 shares of common stock of the Company, representing approximately 58.62% of the Company's issued and outstanding common stock. Forval's Chief Executive Officer ("CEO"), Hideo Ohkubo, also served as the CEO and Chairman of the Board of the Company at the time of the Effective Date of the Purchase Agreement. The Company was the 100% owner of the common stock of Gatefor (the "Gatefor Shares"), a Japan joint stock company.. The Company was also the owner of 1,500 shares (the "OI Shares") of common stock of Object Innovation, Inc., a Florida corporation ("OI") representing a 15% interest in OI. The Company and OI were parties to a certain Exclusive Distribution Agreement, dated May 26, 2004 (the "Exclusive Distribution Agreement), which agreement the Company assigned (the "Assignment") to Gatefor pursuant to that certain Exclusive Distribution Right License Agreement (the "Distribution Right License Agreement"), dated October 1, 2004, between the Company and Gatefor. In connection with the Assignment, OI and Gatefor entered into a revised letter of understanding, dated August 11, 2004 (the "Revised Letter of Understanding"), providing for, among other things, OI's right to purchase 5% of the equity of Gatefor and certain payments to be made by Gatefor to OI.

        In furtherance of the Purchase Agreement, the Company sold to Forval the Gatefor Shares and the OI Shares, and assigned to Forval the Company's receivable from Gatefor (the "Gatefor Receivable") in the principal amount of $1,643,000, plus accrued interest. The Purchase Agreement approximately valued the Gatefor Shares at $1,395,000, and the OI Shares at $279,000. In connection with Forval's acquisition of the Gatefor Shares, OI Shares and Gatefor Receivable, Forval cancelled the Company's debt to Forval in the principal amount of approximately $3,161,000 plus accrued interest, and further paid the Company approximately $143,000. As further consideration in the transaction, the Company assigned to Forval all of the Company's right, title and interest in and to, and Forval assumed all obligations under, the Exclusive Distribution Agreement and the Distribution Right License Agreement, except that the payment of approximately $930,000 previously made by Gatefor to the Company pursuant to the Distribution Right License Agreement was deemed non-refundable.

        For accounting purposes, the transaction described in the preceding paragraph, the difference between the sum of amount of Forval's cancellation of the Company's debt plus accrued interest, approximately $143,000 cash consideration, combined with approximately $930,000 deemed non-refundable and PPOL's net book value in Gatefor immediately preceding the transaction was accounted for as a capital contribution from the then majority shareholder, Forval. A Special Committee (the "Committee") of independent directors of The Company's Board of Directors was formed to review the terms and conditions of the Purchase Agreement. The Committee approved The Company's execution, delivery and performance of the Purchase Agreement.

        PPOL entered into separate agreements with Forval and Leo Global Fund, which collectively held approximately 94% the Company's common stock, in which PPOL was to provide certain consulting services during fiscal 2003. As provided for in the agreements, PPOL received a prepayment of $483,858 from Forval and Leo Global Fund in fiscal 2003. Since the Company did not complete the consulting services called for in the agreements prior to March 31, 2003, the payments received were included in "deferred revenue," as a liability, at March 31, 2003. The consulting services were completed in fiscal 2004 at which time the consulting revenues were recognized. There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

Common stock offering:
----------------------

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

        The CEO of PPOL is also the Representative Director of K.K. H.I. Consultants.

UMBA

        The Company has received $9,779,145, $11,166,830, and $10,426,425 during the years ended March 31, 2006, 2005 and 2004, respectively, in service fee income from UMBA for providing certain administrative services in connection with their insurance operations.

Other
-----

        Prior to his employment as CFO with PPOL, Inc. which began on March 31, 2005, Richard Izumi served the company as a consultant through his consulting company, ECO2 Pacific Partners, LLC. We paid ECO2 Pacific Partners, LLC $225,000 and $284,000 in the years ending March 31, 2005 and March 31, 2004, respectively.

        Tax services were performed by Izumi & Co. whose principal officer is Ms. Miwa Izumi. Ms. Izumi is the spouse of our CFO, Richard Izumi. The Company paid $8,000 and $12,000 to Izumi & Co. for tax planning and compliance related matters in the fiscal years ended March 31, 2006 and 2005, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

        The Company incurred the following fees to Stonefield Josephson, Inc. during the 2006 and 2005 fiscal years:

                                                          2006         2005
                                                      -----------   -----------
                 Assurance                            $   339,000   $    84,000
                 Tax fees                                      --            --
                 All other fees                                --            --
                                                      -----------   -----------
                                                      $   339,000        84,000
                                                      ===========   ===========

        Stonefield Josephson, Inc ceased to be the Company's independent accountants as of September 20, 2005. Commencing with the June 30, 2005 financial statements, Windes and McClaughry has been retained as the Company's independent accountants: The Company incurred the following fees to Windes & McClaughry during the 2006 fiscal year:

                                                                       2006
                                                                    -----------
                 Assurance                                          $   185,000
                 Tax fees                                                    --
                 All other fees                                              --
                                                                    -----------
                                                                    $   185,000
                                                                    ===========

        Estimated fees for the fiscal year ended March 31, 2006 audit to be invoiced from Windes & McClaughry in fiscal 2007 are $130,000.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) The following financial statement schedule of PPOL, Inc. and its subsidiary for the fiscal years ended March 31, 2006, 2005, and 2004 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of PPOL, Inc. and its subsidiary:
          (2) The financial statements required by Item 8 of this report are filed in the report on pages F1-F20.

          Schedule II: Valuation and Qualifying Accounts

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

          (3)  See exhibit list below.

     (b) During the quarter ended March 31, 2006 through this filing, we filed the following reports on Form 8-K:
          (1) On April 4, 2005 the Company filed a Current Report on Form 8-K under item 1.01, Entry into a Material Definitive Agreement, which reported the sale of investments made into Gatefor, Inc. and Object Innovation to the Company's then majority shareholder, Forval Corporation. Additionally, the Company reported Changes in Control of the Registrant under item 5.01 whereby Foster Strategic Fund acquired 10,547,594 shares of PPOL, representing 58.6% of PPOL's outstanding shares for approximately $8,370,000. Additionally, the Company reported the Departure of Directors or Principle Officers, Election of Directors and Appointment of Principle Officers pursuant to Item 5.02.
          (2) On April 11, 2005, the Company reported Other Events and Regulation FD Disclosure pursuant to Item 8.01 wherein the Company completed the change in control of the Company under which Forval Corporation's ownership in PPOL was transferred to Foster Strategic Fund.
          (3) On May 24, 2005, the Company filed a Current Report on Form 8-K pursuant to Item 5.02 whereby Mr. Yoshihiro Aota was appointed to the board of directors and whereby Mr. Hisao Inoue announced his intention to resign as Chief Executive Officer of the Company effective August 2, 2005, the planned date of the annual shareholders' meeting.
          (4) On June 3, 2005, the Company filed a Current Report on Form 8-K announcing the acquisition of K.K. U Service ("USC"), a Japanese corporation, by purchasing all issued and outstanding shares for $3,522,432 from a related party. Also, the Company announced the sale of 2,549,129 shares of its common stock to 4 purchasers for $10,196,516 in a private placement without registration under the Securities Act of 1933 as amended.

          (5) On July 13, 2005, the Company filed a Current Report on Form 8-K announcing the anticipated delay in filing the Company's 10-K for the fiscal year ended March 31, 2005.
          (6) On July 26, 2005, the Company filed a Current Report on Form 8-K announcing the circumstances surrounding the increase of the number of shareholders of the Company.
          (7) On August 23, 2005, the Company filed a Current Report on Form 8-K announcing that a hearing was scheduled on September 1, 2005 with the OTCBB Filings Department of the National Association of Security Dealers to discuss the Company's SEC reporting status.
          (8) On September 9, 2005, the Company filed a Current Report on Form 8-K pursuant to Item 4.01 announcing the resignation of Stonefield Josephson, Inc. as the Company's independent accountants.
          (9) On September 22, 2005, the Company filed a Current Report on Form 8-K pursuant to Item 3.01 discussing the Company's failure to file its annual and quarterly reports as well as the Company's request to the NASD for a hearing to review this issue. Furthermore, the Company reported pursuant to Item 4.01 that the Company engaged Windes and McClaughry Accountancy Corporation to succeed Stonefield Josephson as the Company's independent accountants.
          (10) On September 22, 2005, the Company filed an Amended Current Report on Form 8-K/A pursuant to Items 4.01 and 9.01. In the report the Company further discussed the circumstances of the resignation of Stonefield Josephson, Inc. as the Company's independent accountants and provided as an exhibit a letter from Stonefield Josephson to the SEC regarding the Form 8-K filed by the Company on September 9, 2005.
          (11) On September 26, 2005, the Company filed an Amended Current Report on Form 8-K/A pursuant to Item 4.01 discussing the change in the Company's independent accountants from Stonefield Josephson, Inc. to Windes and McClaughry Accountancy Corporation.
          (12) On December 16, 2005, the Company filed a Current Report on Form 8-K pursuant to Item 5.02 announcing the resignation of Hisao Inoue as Chief Executive Officer. Masao Yamamoto was chosen to succeed his position.
          (13) On January 25, 2006, the Company filed an Amended Current Report in Form 8-K/A pursuant to Items 4.01 and 9.01 which discussed the resignation of Stonefield Josephson, Inc., including a letter from Stonefield Josephson to the SEC regarding the Form 8-K/A filed by the Company on September 26, 2005.

     (c)  Exhibits:

     2.0       Stock Purchase and Business Combination Agreement (1)

     3.1       Articles of Incorporation and Amendments thereto (1)

     3.2       Bylaws (1)

     10.5 Purchase Agreement between PPOL, Inc. and Forval Corporation for shares of Gatefor, Inc. and Object Innovation. (4)

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

(2) Previously filed with the SEC as exhibit 14.0 to the Company's Form 10-K filed, on June 29, 2004, and is incorporated herein by reference.

(3) Filed herewith.

(4) Previously filed with the SEC an exhibit to the Company's 8-k filed on April 4, 2005, and is incorporated herein by reference.

(5) Previously filed with the SEC an exhibit to the Company's 8-k filed on June 3, 2005, and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 5, 2006.

                                        PPOL, INC.

                                        By: /s/  Masao Yamamoto
                                        ----------------------------------------
                                        Masao Yamamoto, Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 5, 2006.


         SIGNATURE                          CAPACITY IN WHICH SIGNED
---------------------------     ------------------------------------------------

/s/ Masao Yamamoto              Chairman of the Board of Directors and
---------------------------     Chief Executive Officer
Masao Yamamoto                  (Principal Executive Officer)


/s/ Richard Izumi               Director and Chief Financial Officer
---------------------------     (Principal Financial Officer and Accounting
Richard Izumi                   Officer)


/s/ Yoshihiro Aota              Director
---------------------------
Yoshihiro Aota

                                   PPOL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                    CONTENTS
                                                                       PAGE
                                                                   ------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - 2006          41
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - 2005 and 2004 42 CONSOLIDATED FINANCIAL STATEMENTS:
  Balance Sheets                                                        43
  Statements of Operations and Comprehensive (Loss) Income              44
  Statements of Shareholders' Deficit                                   45
  Statements of Cash Flows                                              46
  Notes to Consolidated Financial Statements                            47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PPOL, Inc.

We have audited the accompanying consolidated balance sheet of PPOL, Inc. and its subsidiaries as of March 31, 2006, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' deficit, and cash flows for the year ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PPOL, Inc. and its subsidiaries as of March 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index appearing under
Item 15(a)(1) is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Windes & McClaughry

Irvine, CA
August 1, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PPOL, Inc.
Orange, California

We have audited the accompanying consolidated balance sheet of PPOL, Inc. and its subsidiary as of March 31, 2005, and the related consolidated statements of operations and comprehensive (loss) income (as restated), shareholders' deficit, cash flows and financial statement schedule for each of the two years in the period ended March 31, 2005, as listed in the appendix appearing under items 15(a)(1) and (2) of the Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PPOL, Inc. and its subsidiary as of March 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2005 (as restated), in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
August 17, 2005, (Except for Footnote 2, as to which the date is September 6,
2006)


                                                   PPOL, INC.

                                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS                                      MARCH 31,          MARCH 31,
                                                                                  2006               2005
                                                                            ----------------   ----------------
CURRENT ASSETS:
   Cash and cash equivalents...........................................     $      6,616,877   $     12,007,537
   Trade accounts receivable...........................................              387,592          1,321,755
   Inventories.........................................................            2,108,211          1,064,082
   Advance payments....................................................                   --          1,054,393
   Deferred costs, current.............................................           38,972,218         49,130,889
   Deferred income taxes, current......................................            6,506,531          8,358,713
   Prepaid expenses and other current assets...........................            1,221,656            515,905
                                                                            ----------------   ----------------

        Total current assets...........................................           55,813,085         73,453,274

RESTRICTED CASH........................................................           21,124,979         20,686,915
PROPERTY AND EQUIPMENT, NET............................................              447,914            905,703
SOFTWARE, NET..........................................................            6,171,046         10,131,128
DEFERRED COSTS, NON-CURRENT............................................           24,126,665         36,999,841
DEFERRED INCOME TAXES, NON-CURRENT.....................................            3,990,423          5,315,246
LEASE DEPOSITS.........................................................              442,820            742,583
DEPOSITS...............................................................                   --          4,240,842
OTHER ASSETS...........................................................              987,191            112,778
                                                                            ----------------   ----------------

                                                                            $    113,104,123   $    152,588,310
                                                                            ================   ================

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable....................................................     $      4,057,276   $     12,665,017
   Advances received...................................................               41,978          2,234,253
   Loans payable - related party.......................................                    0          1,115,760
   Deferred revenue, current...........................................           53,439,556         68,075,963
   Income taxes payable................................................               31,431          1,025,126
   Other current liabilities...........................................              839,018          2,209,746
                                                                            ----------------   ----------------

        Total current liabilities......................................           58,409,259         87,325,865
                                                                            ----------------   ----------------

ADVANCES RECEIVED, CUBE................................................           21,124,979         20,686,915
DEFERRED REVENUE, NON-CURRENT..........................................           31,092,345         49,106,165
                                                                            ----------------   ----------------
        TOTAL LIABILITIES..............................................          110,626,583        157,118,945
                                                                            ----------------   ----------------

COMMITMENTS & CONTINGENCIES (NOTE 9)

SHAREHOLDERS' DEFICIT:
Common stock; $0.001 par value; 100,000,000 shares authorized;
   20,542,875 and 17,993,752 shares issued and outstanding as
   of March 31, 2005 and 2004, respectively............................               20,543             17,994
Additional paid-in capital.............................................           14,501,798          6,274,923
Total other comprehensive income.......................................            2,071,108            905,819
Accumulated deficit....................................................          (14,115,909)       (11,729,371)
                                                                            ----------------   ----------------

        Total shareholders' deficit....................................            2,477,540         (4,530,635)
                                                                            ----------------   ----------------

                                                                            $    113,104,123   $    152,588,310
                                                                            ================   ================

The notes are an integral part of these financial statements




                                                           PPOL, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                                  YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                                MARCH 31, 2006         MARCH 31, 2005         MARCH 31, 2004
                                                             --------------------   --------------------   --------------------
NET REVENUE:
   Product Sales..........................................             77,983,915             96,690,799            104,697,710
   Service fee income.....................................             28,640,154             31,142,792             30,623,772
   Consulting -- related parties..........................                      0                     --                483,858
                                                             --------------------   --------------------   --------------------

        Total (Restated - Note 2).........................            106,624,069            127,833,591            135,805,340
                                                             --------------------   --------------------   --------------------

COSTS AND EXPENSES
Cost of Sales - Goods (Restated - Note 2).................             22,053,203             26,842,453             28,215,418
Cost of Sales - Services (Restated - Note 2)..............              8,361,781              7,864,701              4,369,847
Distributor incentives....................................             47,203,479             62,106,377             67,976,680
Selling, general and administrative expenses..............             28,310,587             28,783,491             23,831,706
                                                             --------------------   --------------------   --------------------

        Total costs and expenses..........................            105,929,050            125,597,022            124,393,651
                                                             --------------------   --------------------   --------------------

OPERATING INCOME..........................................                695,019              2,236,569             11,411,689
                                                             --------------------   --------------------   --------------------

OTHER (INCOME) EXPENSE:
   Interest expense.......................................                 10,374                 48,463                 11,130
   Others, net............................................               (110,384)               181,499                108,591
                                                             --------------------   --------------------   --------------------

        Other (income) expense, net.......................               (100,010)               229,962                119,721
                                                             --------------------   --------------------   --------------------

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS....                795,029              2,006,607             11,291,968
                                                             --------------------   --------------------   --------------------

INCOME TAXES:
   Current................................................                  4,562              1,618,916              2,217,544
   Deferred...............................................              3,177,005              1,145,660              1,352,058
                                                             --------------------   --------------------   --------------------

        Total income taxes................................              3,181,567              2,764,576              3,569,602
                                                             --------------------   --------------------   --------------------

NET (LOSS) INCOME FROM CONTINUING OPERATIONS..............             (2,386,538)              (757,969)             7,722,366
                                                             --------------------   --------------------   --------------------
DISCONTINUED OPERATIONS
   Loss from discontinued segment, including no gain on
     disposal.............................................                     --              1,982,764                     --
   Income tax benefit.....................................                     --                     --                     --
                                                             --------------------   --------------------   --------------------
                                                                                               1,982,764                     --
                                                             --------------------   --------------------   --------------------

NET (LOSS) INCOME.........................................             (2,386,538)            (2,740,733)             7,722,366
                                                             --------------------   --------------------   --------------------

OTHER COMPREHENSIVE INCOME (LOSS),
   Foreign currency translation...........................              1,165,289                589,512             (2,894,527)
                                                             --------------------   --------------------   --------------------

COMPREHENSIVE (LOSS) INCOME...............................   $         (1,221,249)  $         (2,151,221)  $          4,827,839
                                                             ====================   ====================   ====================
NET (LOSS) INCOME PER COMMON SHARE,
   Basic..................................................   $              (0.12)  $             (0.15)   $               0.43
                                                             ====================   ====================   ====================
   Diluted................................................   $              (0.12)  $             ($0.15)  $               0.43
                                                             ====================   ====================   ====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   Basic..................................................             20,130,825             17,993,752             17,994,376
                                                             ====================   ====================   ====================
   Diluted................................................             20,130,825             17,993,752             17,994,376
                                                             ====================   ====================   ====================

The notes are an integral part of these financial statements


                                                              PPOL, INC.

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                   COMMON STOCK                ADDITIONAL      CUMULATIVE OTHER                         TOTAL
                        ----------------------------------      PAID-IN        COMPREHENSIVE       ACCUMULATED      SHAREHOLDERS'
                             SHARES            AMOUNT            CAPITAL        (LOSS) INCOME        DEFICIT          DEFICIT
                        ---------------    ---------------   ---------------   ---------------   ---------------   --------------

Balance, April 1,
   2003..............        17,994,920             17,995         3,367,157         3,210,834       (16,711,004)     (10,115,018)

Foreign currency
   translation
   adjustment........                                                               (2,894,527)                        (2,894,527)

Fractional share
   liquidation.......            (1,168)                (1)           (4,798)                                              (4,799)

Net income...........                                                                                  7,722,366        7,722,366
                        ---------------    ---------------   ---------------   ---------------   ---------------   --------------

Balance, March 31,
   2004..............        17,993,752             17,994         3,362,359           316,307        (8,988,638)      (5,291,978)

Capital contribution
   from majority
   shareholder (Note
   7)................                                              2,912,564                                            2,912,564
 Foreign currency
   translation
   adjustment........                                                                  589,512                            589,512

Net (loss)...........                                                                                 (2,740,733)      (2,740,733)
                        ---------------    ---------------   ---------------   ---------------   ---------------   --------------

Balance, March 31,
   2005..............        17,993,752             17,994         6,274,923           905,819       (11,729,371)      (4,530,635)

Issuance of Common
   Stock.............         2,549,129              2,549        10,193,967                                           10,196,516

Foreign currency
   translation
   adjustment........                                                                1,165,289                          1,165,289

Return of Capital to
Green Capital........                                             (1,967,092)                                          (1,967,092)

Fractional share
    liquidation                      (6)                --

Net (loss)...........                                                                                 (2,386,538)      (2,386,538)
                        ---------------    ---------------   ---------------   ---------------   ---------------   --------------

Balance, March 31,
   2006..............        20,542,875             20,543        14,501,798         2,071,108       (14,115,909)       2,477,540
                        ===============    ===============   ===============   ===============   ===============   ==============


The notes are an integral part of these financial statements



                                                  PPOL, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                MARCH 31, 2006  MARCH 31, 2005  MARCH 31, 2004
                                                                 ------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net (loss) income .........................................   $ (2,386,538)   $ (2,740,733)   $  7,722,366
                                                                 ------------    ------------    ------------

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization ...........................      3,421,770       4,377,326       2,507,399
     Loss on sales/disposal of property, equipment
        and software .........................................        323,151          66,687         109,004
     Loss on sale of investment ..............................             --          21,060              --
     Deferred income taxes ...................................      3,177,005       1,145,660       1,352,058

CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS:
     Restricted cash .........................................     13,400,765      (4,946,574)     (5,218,440)
     Trade accounts receivables ..............................        853,211      (1,023,287)       (129,039)
     Inventories .............................................     (1,052,521)      1,341,728         606,505
     Advance payments ........................................        897,446      (1,055,392)      3,649,199
     Deferred costs ..........................................     16,287,827      10,960,350      26,597,010
     Prepaid expenses and other current assets ...............       (652,112)       (556,454)        648,218

   INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable, including related parties .............     (7,828,340)      1,735,891       1,416,414
     Advances received .......................................     (2,079,238)        923,571        (379,936)
     Advances received--Cube .................................    (13,400,765)      4,946,574       5,218,440
     Deferred revenue ........................................    (23,525,932)    (12,462,083)    (33,680,432)
     Income taxes payable ....................................       (941,359)        (14,718)         73,842
     Other current liabilities ...............................     (1,195,234)        400,462         899,916
                                                                 ------------    ------------    ------------

        Total adjustments ....................................    (12,314,326)      5,860,801       3,670,158
                                                                 ------------    ------------    ------------
        Net cash (used for) provided by operating
           activities ........................................    (14,700,864)      3,120,068      11,392,524
                                                                 ------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Proceeds from sale of property, equipment and software              22,792         365,886              --
   Purchase of property, equipment and software ..............       (275,780)     (7,164,787)     (2,941,327)
   Investment in Object Innovation ...........................             --        (300,000)             --
   Proceeds from sale of Object Innovation ...................             --         278,940              --
   Net (increase) decrease in deposits and other assets ......      3,317,382          11,826      (2,331,190)
                                                                 ------------    ------------    ------------

        Net cash provided by (used for) investing activities        3,064,394      (6,808,135)     (5,272,517)
                                                                 ------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from loan payable - related party ................             --       1,115,760              --
   Capital contribution by majority shareholder
     - Discontinued Operations ...............................             --       2,912,564              --
   Return of Capital .........................................     (1,967,092)             --              --
   Loans repaid ..............................................     (1,115,760)             --              --
   Proceeds from stock issuance ..............................     10,196,516              --              --
   Fractional share liquidation...............................             --              --          (4,799)
                                                                 ------------    ------------    ------------

        Net cash provided by (used for) financing
           activities ........................................      7,113,664       4,028,324          (4,799)
                                                                 ------------    ------------    ------------

EFFECTS OF EXCHANGE RATE .....................................       (867,854)       (416,276)      1,077,513
                                                                 ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........     (5,390,660)        (76,019)      7,192,721
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .................     12,007,537      12,083,556       4,890,835
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .......................   $  6,616,877    $ 12,007,537    $ 12,083,556
                                                                 ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid .............................................   $      5,575    $     19,000    $     11,130
                                                                 ============    ============    ============

   Income taxes paid .........................................   $    974,810    $  2,457,000    $  2,188,171
                                                                 ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (See Note 7 - Forval)

The notes are an integral part of these financial statements

                                       46

                                   PPOL, INC.

                        NOTES TO CONSOLIDATED STATEMENTS


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION:

          PPOL, Inc. ("PPOL" or the "Company" or "we") (Formerly Diversified Strategies, Inc.), incorporated on May 19, 1993 in California, is primarily engaged in sales of multi-functional telecommunications equipment called SF-70 and U-Phone. The Company distributes SF-70 and U-Phone throughout Japan through a network marketing system. The Company has a network of registered distributors located throughout Japan that introduce purchasers to the Company. The Company operates in one operating segment.

          Using SF-70 and U-Phone, the Company provides original telecommunication services called "UU Online," including SF-70 and U-Phone bulletin board and mail services. The Company also provides various other on-line services through UU Online such as sales of products and services.

     PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of PPOL, Inc., and its wholly owned subsidiaries, AJOL Co., Ltd. ("AJOL"), K.K. U-Service ("USC") and Gatefor, Inc. ("Gatefor"), which are all Japanese corporations. Gatefor was disposed on March 31, 2005 and USC was merged into AJOL on December 28, 2005. See Note 3 for additional information on USC and Gatefor. All significant intercompany balances and transactions have been eliminated upon consolidation.

     GOING CONCERN

          These financial statements have been prepared on the basis of PPOL continuing as a "going concern" despite declining sales, losses incurred in 2006 and 2005, working capital deficit in all three years and shareholders' deficit in 2005 and 2004, and decline in cash as (1) management has been able to adjust PPOL's organizational structure to substantially reduce selling, general and administrative costs, subsequent to March 31, 2006, (2) Shareholders' deficit at March 31, 2006 has been converted to a positive balance with an infusion of capital during fiscal 2006, and (3) working capital deficit has been reduced from a high of $13.9 million at March 31, 2005 to $2.6 million at March 31, 2006. In addition the liquidation of deferred costs and deferred revenues will not consume any cash being used or consumed. At March 31, 2006 deferred costs exceeded deferred revenues by $21,433,018.

     VARIABLE INTEREST ENTITIES

          PPOL has adopted Financial Accounting Standards Board Interpretation No. 46(R) "Consolidation of Variable Interest Entities (revised December 2003) - an Interpretation of ARB No. 51" ("FIN46(R)" for the year ended March 31, 2004. The company must consolidate variable interest entities ("VIE") if it has been deemed the primary beneficiary of such entities. During the years ended March 31, 2006, 2005 and 2004, we were not the primary beneficiary of any VIEs.

     BASIS OF PRESENTATION:

          The Company's present and past subsidiaries in Japan have all maintained its records and prepared its financial statements in accordance with accounting principles generally accepted in Japan. Certain adjustments and reclassifications have been incorporated in the accompanying financial statements to conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). These adjustments were not recorded in the statutory books of account. The principal adjustments relate to accounting for: (1) revenue and related cost adjustments, (2) compensated absences and (3) deferred assets and liabilities. The accounts of PPOL, on a stand alone basis, are maintained in accordance with US GAAP.

     RECLASSIFICATIONS:

          Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation.

          During the fourth quarter of 2006, PPOL reclassified the presentation of revenues and related cost of sales to Product sales and Service fee income as line items in the statement of operations. Product sales include revenues we derive from the sale of tangible products, net of discounts, returns, and allowances, while Service fee income represents revenues from services the Company has performed. This reclassification conforms with requirements of SEC's Regulation S-X Rule 5-03(b)(1) and (2). Previously our revenues were classified as Product Sales and Network Services and Other-Online Products as line items in the statement of operations. Both line items in each previous classification include both sales of tangible products and revenues from services. These reclassifications did not have any effect on previously reported net income or shareholders' deficit.

     TRANSLATION OF FOREIGN CURRENCY

          Our subsidiaries' functional currency is the Japanese Yen and PPOL's reporting currency is the United States Dollar. The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52," Foreign Currency Translation." Assets and liabilities are translated at the exchange rate as of the respective balance sheet dates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in shareholders' equity (deficit). Foreign currency transaction gains and losses are included in determining comprehensive income.

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

     TRADE ACCOUNTS RECEIVABLE:

          We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due-accounts based on the contractual terms of the receivables, and our relationships with and economic status of our customers.

     FINANCIAL INSTRUMENTS:

          The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, trade accounts receivable, accounts payable, and advance payments approximate their fair values as of March 31, 2006 and 2005.

     INVENTORIES:

          Inventories, consisting of purchased merchandise for resale, are valued at the lower of cost (which is determined by the weighted average method) or market, including provisions for obsolescence. Inventories are shown net of an allowance for obsolescence of $1,409,906 and $130,757 as of March 31, 2006 and 2005, respectively.

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

     RESTRICTED CASH AND ADVANCES RECEIVED - CUBE:

          AJOL had collected advance payments from distributors. Upon receiving orders from these distributors for goods or services, the distributor's account would be charged. During the fiscal year ended March 31, 2005, all such funds were turned over to U-Service Friendship Association's ("USFA") predecessor, U-Service Mutual Benefit Association (UMBA), formerly known as Kamome Mutual Benefit Association and also referred to as Kamome Benefit Club, an unrelated membership entity, to administer the advance payments and orders from distributors which were maintained through a system known as "Cube." The effect of this transaction reduced Cash and Advances Received (a liability) and simultaneously increased Restricted Cash and Advances Received - Cube (a liability)dollar for dollar. Advance Payments, which increase Restricted Cash and Advances Received - Cube, and orders, which decrease Restricted Cash and Advances Received - Cube, from distributors are received by the USFA and not AJOL. A portion of Advances Received are still under a liability to AJOL as those advances (classified as restricted cash) were made under agreements directly with AJOL and not with UMBA or USFA. We reviewed the requirements of FIN46(R) and have determined UMBA and USFA are not required to be consolidated.

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

          Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions: average risk free interest rate of 4.35% for 2006 and 4.34% for 2005 and 2004; dividend yield of 0.0% for each of the years 2006, 2005 and 2004; average volatility factor of the expected market price of the Company's common stock of 262% for 2006, 251% for 2005 and 216% 2004; and an expected life of the options of 10 years for 2006, 2005 and 2004.

          Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                    Years ended
                                                                                     March 31:
                                                                              2006      2005      2004
                                                                            -------   -------   -------
          Net income (loss) as reported (in thousands $)                     (2,387)   (2,741)    7,723
          Stock compensation calculated under APB25 (in thousands $)             --        --        --
          Stock compensation calculated under SFAS 123 (in thousands $)      (1,041)     (990)       --
                                                                            -------   -------   -------
          Pro forma (in thousands $)                                         (3,428)   (3,731)     (935)
                                                                            =======   =======   =======

          Basic earnings per share as reported                                (0.12)    (0.15)     0.43
          Pro forma                                                           (0.17)    (0.21)     0.43
          Diluted earnings per share as reported                              (0.12)    (0.15)     0.43)
          Pro forma                                                           (0.17)    (0.21)     0.43)

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

     IMPAIRMENT OF LONG-LIVED ASSETS:

          The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement provides a single accounting model for the disposal of long-lived assets. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. The Company disposed of its Gatefor, Inc. subsidiary on March 31, 2005.

     REVENUE RECOGNITION:

          Revenue from SF-70 and U-Phone product sales made prior to December 31, 2005, was recognized over the weighted average customer relationship period of three years.

          The revenue and associated costs deferred for revenue recognition purposes are recorded as deferred revenue and deferred costs, respectively. Deferred costs are comprised of costs of the SF-70 and U-Phone hardware and distributors incentive commissions. Deferred costs are directly related to deferred revenues. Deferred costs are amortized into income over the weighted average customer relationship period of three years or the online subscription period of one year, as applicable.

          Revenue from sales of annual online subscription services to UU Online is recognized over one year. Revenue from SF-70 and U-Phone product sales made after December 31, 2005, is recognized upon delivery of the product. This change is attributable to the elimination of revenue arrangements with multiple deliverables. Previously, a purchaser was required to purchase the SF-70 and U-Phones with online subscription services to UU-Online. After December 31, 2005, this requirement was eliminated. A customer can now elect to not purchase any Online subscriptions or purchase them in one month increments.

          Revenue from other on-line services provided through UU Online Services is recognized upon the delivery of underlying products, including U-Brand products, or services. We also generate commissions from ticket sales to tours, events and concerts which our UU Online subscribers can purchase through the UU Online network.

     SEGMENT INFORMATION:

          The Company currently operates in one segment. Sales of the SF-70 and U-Phone product, sales of the UU Online Services that represents sales of online subscriptions services which enables access to the Company's facsimile based network and database, and sales of the granting of a distributor license are considered as one segment as each of the Company's products and services are dependent upon one another. UU Online Services are not useable without the SF-70 and U-Phone hardware. The most advantageous use of SF-70 and U-Phone hardware's functions are through the use of UU Online Services although not required. Because of the interdependencies, the Company is considered to operate in one segment.

     RESEARCH AND DEVELOPMENT EXPENSE:

          Research and development costs are charged to expense when incurred. They are a component of Selling, general and administrative expenses. Research and development expenses for the years ended March 31, 2006, 2005 and 2004 were $2,120,249, $279,204, and $1,653,331, respectively.

     SHIPPING AND HANDLING COSTS:

          Shipping and handling costs are included in selling, general and administrative expenses. The amount of shipping and handling costs for the fiscal years ended March 31, 2006, 2005 and 2004 was $966,909, $1,166,912,and $1,121,323, respectively.

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

          Income taxes on the impact of foreign currency translation is not provided for as earnings from AJOL, our subsidiary in Japan, is considered to be indefinitely reinvested.

     COMPREHENSIVE INCOME:

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Other comprehensive income, and cumulative other comprehensive income, for the Company for the years ended March 31, 2006, 2005 and 2004 was primarily from the effects of foreign currency translation adjustments.

     EARNINGS PER SHARE:

          The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares.

          Stock options to purchase approximately 1,300,000, 1,300,000, and 1,220,000 shares of common stock during fiscal 2006, 2005 and 2004, respectively, were outstanding but not included in the computation of diluted earnings per common share because PPOL had a loss in fiscal 2006 and 2005 and the option exercise price was greater than the average market price of the common stock in fiscal 2004, and therefore, the effect on dilutive earnings per common share would have been anti-dilutive.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinion ("APB") No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--an Amendment of APB Opinion No. 28" and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes made by PPOL after January 1, 2006. Management continues to evaluate the effect that adoption of SFAS 154 will have on PPOL's consolidated results of operations and financial position.

          In November 2005, the FASB issued Staff Position ("FSP") Nos. FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is 'other-than-temporary', and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is 'other-than-temporary' for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If 'other-than-temporary', an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The Company will review FSP Nos. FAS 115-1 and 124-1, but does not expect the adoption of this FSP to have a material impact on its operating results or financial position.

(2)      CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

          During the fourth quarter of 2006, PPOL has determined it has made an error in prior periods in its application of accounting principles. The error involved the reporting of revenues gross as a principal when we should have reported them net as an agent as our involvement in such transactions was not as their primary obligor and we did not any economic risk of carrying inventory or credit risk. The impact of the accounting error was to overstate both sales and cost of sales by $2,223,959 for the year ended March 31, 2005 and $1,018,962 for the year ended March 31, 2004. Prior year information has been restated to conform to current year presentation.

          For financial reporting purposes, this error has been accounted for as a prior period adjustment in accordance with APB Opinion 20, Accounting Changes. There was no effect of this correction on income before income taxes and discontinued operations, net (loss) income and net (loss) earnings per common share during the years ended March 31, 2005 and 2004.

(3)  DISPOSAL OF BUSINESS SEGMENT:

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on several factors, of which the primary financial measure is income before income taxes.

     Gatefor, Inc. ("Gatefor") was incorporated in Japan on June 16, 2004. PPOL was the sole shareholder of 30,000 shares of Gatefor common stock or 100% of the issued and outstanding stock of Gatefor. Gatefor was created to implement a strategy of the Company and was to act as the distributor of US and European sourced technologies into Japan. With Gatefor, the Company had two operating segments: 1) network communications through sales of SF-70 and U-Phone and related services by AJOL and 2) technology sales by Gatefor. These segments were determined based on the nature of products and services and their respective channels of distribution. On March 31, 2005, the Company sold its entire interest in Gatefor to Forval Corporation, PPOL's majority shareholder up to such date. Thus, at March 31, 2005, the Company again operates in one reportable business segment. See Note (7), related party transactions.

     Revenues and pretax loss from Gatefor approximated $270,000 and $1,980,000, respectively, during the fiscal year ended March 31, 2005. There is no income tax benefit from the pretax loss of Gatefor as it is not likely PPOL can utilize such losses to offset future income. See Note (7) for further information.

(4)  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                       YEAR ENDED MARCH 31:
                                                        -----------------------------------------------
                                                                  2006                    2005
                                                        ----------------------   ----------------------
         Leasehold improvements....................     $              101,709   $              285,838
         Office equipment..........................                  1,952,094                2,690,687
         Less: accumulated depreciation............                 (1,605,889)              (2,070,822)
                                                        ----------------------   ----------------------
            Property & Equipment, net..............     $              447,914   $              905,703
                                                        ======================   ======================

         Software..................................     $            9,252,781   $           14,028,195
         Less: accumulated amortization............                 (3,081,735)              (3,897,067)
                                                        ----------------------   ----------------------
         Software, net.............................     $            6,171,046    $          10,131,128
                                                        ======================   ======================

     Depreciation and amortization of property and equipment totaled $3,421,770, $4,377,326, and $2,507,399 for the years ended March 31, 2006, 2005 and
     2004, respectively.

(5)  FINANCING ARRANGEMENTS:

     On March 31, 2006, the Company had a $4,252,135 line of credit with its bank which accrues interest at 1.19% above Japan's money market rate. There were no outstanding balances as of March 31, 2006 and 2005 under this line of credit that expires on August 31, 2006.

     On March 31, 2005, the Company borrowed $1,115,760 and an additional $275,115 from a shareholder at 2.375% interest. The loan was repaid in full on June 2, 2005.

(6)  INCOME TAXES:

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

     PPOL, on a stand-alone basis, does not conduct revenue generating activities. Its primary source of income has been and will continue to be dividends from AJOL for the foreseeable future. Thus, PPOL on a stand-alone basis is not expected to have any taxable income unless it receives dividends from its operating subsidiaries. At March 31, 2006, PPOL has net operating loss carry forwards of approximately $1.2 million and $2.5 million for federal and California reporting purposes, respectively, expiring through March 31, 2025. PPOL has provided a 100% valuation allowance on such loss carryforwards as it is not likely that it can utilize such losses to offset income in the future.

                                                  INCOME TAXES
                 INCOME BEFORE   ----------------------------------------------
                  INCOME TAXES       CURRENT        DEFERRED         TOTAL
                 --------------  --------------  --------------  --------------
     2006
        Japan    $    2,406,023           3,762       3,177,005       3,180,767
        US           (1,610,994)            800              --             800
                 --------------  --------------  --------------  --------------
                 $      795,029           4,562       3,177,005       3,181,567
                 ==============  ==============  ==============  ==============

     2005
        Japan    $    4,452,928  $    1,581,475  $    1,145,660  $    2,727,135
        US           (2,446,321)         37,441              --          37,441
                 --------------  --------------  --------------  --------------
                 $    2,006,607  $    1,618,916  $    1,145,660  $    2,764,576
                 ==============  ==============  ==============  ==============

     2004
        Japan    $   12,016,229  $    2,250,413  $    1,352,058  $    3,602,471
        US             (724,261)        (32,869)             --         (32,869)
                 --------------  --------------  --------------  --------------
                 $   11,291,968  $    2,217,544  $    1,352,058  $    3,569,602
                 ==============  ==============  ==============  ==============

     A reconciliation between the statutory tax rate and the effective income tax rate is as follows:

                                                      YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                    MARCH 31, 2006        MARCH 31, 2005        MARCH 31, 2004
                                                 --------------------  --------------------  --------------------
     Normal statutory tax rate...............              40.7%                40.7%                 40.7%
     Entertainment and other non-deductible
        expenses.............................              17.4                 18.8                   2.6
     Effect of non-deductibility of US
        Losses...............................              82.5                 49.6                   2.6
     Effect on non-deductibility of acquired
        entity's losses......................             122.1
     Foreign currency translation............             137.0                 23.0                 -17.9
     Other...................................                .5                  5.7                   3.6
                                                 --------------------  --------------------  --------------------
     Effective tax rate......................             400.2%               137.8%                 31.6%
                                                 ====================  ====================  ====================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                   YEAR ENDED            YEAR ENDED
                                                                 MARCH 31, 2006        MARCH 31, 2005
                                                              --------------------  --------------------
          Deferred tax assets (liabilities):

             Deferred revenue.............................    $         34,396,031  $         47,681,408
             Deferred cost................................             (25,674,935)          (35,046,594)
             Excess of accrued bonus......................                  21,660               140,840
             Resort membership admission fees.............                 254,473               278,220
             Accrued compensated absences.................                  17,697                81,480
             Excess depreciation and amortization.........                  33,022                53,430
             Inventory write-down.........................                 573,689                20,470
             Net operating losses                                          816,784                    --
             Others.......................................                  58,533               464,705
                                                              --------------------  --------------------

             Net deferred tax assets - Japan..............              10,496,954            13,673,959
                                                              --------------------  --------------------

             Net operating losses.........................               1,305,828               650,315
                                                              --------------------  --------------------

             Net deferred tax assets - US.................               1,305,828               650,315
                                                              --------------------  --------------------

             Net deferred tax assets - combined...........              11,802,775            14,324,274

             Valuation allowance..........................              (1,305,828)             (650,315)
                                                              --------------------  --------------------

                  Total deferred tax assets...............    $         10,496,954   $        13,673,959
                                                              ====================  ====================

     Management believes that it is more likely than not that all of the deferred tax assets attributable to operations in Japan will be realized through future earnings, tax planning or future reversals of existing temporary differences. Accordingly, no valuation allowance is recorded for the Japan deferred tax assets as of March 31, 2006 and 2005.

     The increase in deferred tax assets from fiscal 2005 to 2006 in the United States is entirely from net operating losses of PPOL on a stand-alone basis in fiscal 2006. PPOL does not have any revenue sources other than through its subsidiary in Japan. As it is our intention to reinvest earnings for future growth, management is uncertain of the realization of the tax benefit associated with deferred tax assets attributable to net operating losses in the United States. Accordingly, there is a 100% valuation allowance for losses incurred in the United States at March 31, 2006 and 2005. The valuation allowance increased by $655,513 and $576,272 between March 31, 2006 to 2005, and March 31, 2005 and 2004, respectively. At March 31, 2006, PPOL's net operating loss carry forward was approximately $3,210,000 in the U.S. expiring through 2026 and $2,000,000 in Japan, expiring through 2011.

(7)  RELATED PARTY TRANSACTIONS:

     GREEN CAPITAL

     On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese corporation ("USC") based in Tokyo, Japan pursuant to a Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the Seller or Green Capital). The Company purchased all of the issued and outstanding shares of USC for $3,522,000. Seller is the majority investor in Foster Strategic Investment Partnership (FSIP), a Singapore partnership, which owns approximately 10,547,594 shares of the Company's common stock, representing approximately 51.34% of the Company's issued and outstanding stock.

     The following summarizes the assets acquired and liabilities assumed in connection with the acquisition described in the preceding paragraph:

     Current assets                       $    899,000
     Deposits                                1,455,000
     Intangibles                                84,000
                                          ------------

        Total assets acquired                2,438,000
     Liabilities assumed                      (883,000)
                                          ------------

        Net assets acquired               $  1,555,000
                                          ============

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

     By virtue of the Seller's relationship with FSIP, it has been determined that PPOL and USC are de facto entities under common control. Accordingly, we have accounted for the acquisition of USC in a manner that is similar to the pooling method to comply with paragraph 11 of Financial Accounting Standards Board's Statement of Financial Accounting Standards Statement No. 141 Business Combinations. For accounting purposes, the excess of purchase price over the net assets of USC will be treated as a return of capital to Green Capital.

     ADVANCED COMMUNICATIONS

     During Fiscal 2006, PPOL entered into the following transactions with Advanced Communications K.K., a Japanese corporation that is 79.55% owned by Green Capital:

     Inventory purchases                  $12,123,000
     Information technology services       13,925,000
                                          -----------

                                          $26,048,000
                                          ===========

     Information technology services, above, includes $2,120,000 in research and development activities for the enhancement of our U-Phones' functional features.

     SEAGULL

     During Fiscal 2006, PPOL entered into the following transactions with K.K. Seagull (Seagull), a Japanese corporation and shareholder of 926,956 shares the Company's common stock:

     Sales promotion activities           $ 5,197,000
     Events planning and production         1,451,000
     Information technology services          212,000
                                          -----------

                                          $ 6,860,000
                                          ===========

     FORVAL

     Effective March 31, 2005 (the "Effective Date"), the Company entered into a Purchase Agreement (the "Purchase Agreement"), as discussed below, with Forval, which at the time of the Effective Date owned approximately 10,547,594 shares of common stock of the Company, representing approximately 58.62% of the Company's issued and outstanding common stock. Forval's Chief Executive Officer ("CEO"), Hideo Ohkubo, also served as the CEO and Chairman of the Board of the Company at the time of the Effective Date of the Purchase Agreement.

     The Company was the 100% owner of the common stock of Gatefor (the "Gatefor Shares"), a Japan joint stock company.. The Company was also the owner of 1,500 shares (the "OI Shares") of common stock of Object Innovation, Inc., a Florida corporation ("OI") representing a 15% interest in OI.

     The Company and OI were parties to a certain Exclusive Distribution Agreement, dated May 26, 2004 (the "Exclusive Distribution Agreement), which agreement the Company assigned (the "Assignment") to Gatefor pursuant to that certain Exclusive Distribution Right License

     Agreement (the "Distribution Right License Agreement"), dated October 1, 2004, between the Company and Gatefor. In connection with the Assignment, OI and Gatefor entered into a revised letter of understanding, dated August 11, 2004 (the "Revised Letter of Understanding"), providing for, among other things, OI's right to purchase 5% of the equity of Gatefor and certain payments to be made by Gatefor to OI.

     In furtherance of the Purchase Agreement, the Company sold to Forval the Gatefor Shares and the OI Shares, and assigned to Forval the Company's receivable from Gatefor (the "Gatefor Receivable") in the principal amount of $1,643,000, plus accrued interest. The Purchase Agreement approximately valued the Gatefor Shares at $1,395,000, and the OI Shares at $279,000.

     In connection with Forval's acquisition of the Gatefor Shares, OI Shares and Gatefor Receivable, Forval cancelled the Company's debt to Forval in the principal amount of approximately $3,161,000 plus accrued interest, and further paid the Company approximately $143,000. As further consideration in the transaction, the Company assigned to Forval all of the Company's right, title and interest in and to, and Forval assumed all obligations under, the Exclusive Distribution Agreement and the Distribution Right License Agreement, except that the payment of approximately $930,000 previously made by Gatefor to the Company pursuant to the Distribution Right License Agreement was deemed non-refundable.

     For accounting purposes, the transaction described in the preceding paragraph, the difference between the sum of amount of Forval's cancellation of the Company's debt plus accrued interest, approximately $143,000 cash consideration, combined with approximately $930,000 deemed non-refundable and PPOL's net book value in Gatefor immediately preceding the transaction was accounted for as a capital contribution from the then majority shareholder, Forval.

     A Special Committee (the "Committee") of independent directors of the Company's Board of Directors was formed to review the terms and conditions of the Purchase Agreement. The Committee approved the Company's execution, delivery and performance of the Purchase Agreement.

     PPOL entered into separate agreements with Forval and Leo Global Fund, which collectively held approximately 94% the Company's common stock, in which PPOL was to provide certain consulting services during fiscal 2003. As provided for in the agreements, PPOL received a prepayment of $483,858 from Forval and Leo Global Fund in fiscal 2003. Since the Company did not complete the consulting services called for in the agreements prior to March 31, 2003, the payments received were included in "deferred revenue," as a liability, at March 31, 2003. The consulting services were completed in fiscal 2004 at which time the consulting revenues were recognized. There is no assurance that PPOL will receive such projects from Forval and Leo Global Fund in the future.

     UMBA

     The Company has received $9,779,145, $11,166,830, and $10,426,425 during the years ended March 31, 2006, 2005 and 2004, respectively, in service fee income from UMBA for providing certain administrative services in connection with their insurance operations.

     OTHER

     Prior to his employment as CFO with PPOL, Inc., which began on March 31, 2005, Richard Izumi served the Company as a consultant through his consulting company, ECO2 Pacific Partners, LLC. We paid ECO2 Pacific Partners, LLC $225,000 and $284,000 in the years ending March 31, 2005 and March 31, 2004, respectively.

     Tax services were performed by Izumi & Co. whose principal officer is Ms. Miwa Izumi. Ms. Izumi is the spouse of our CFO, Richard Izumi. The Company paid $8,000 and $12,000 to Izumi & Co. for tax planning and compliance related matters in the fiscal years ended March 31, 2006 and 2005, respectively.

(8)  STOCK OPTIONS:

     The Company established a stock option plan in March 2004 (the "2004 Plan"). In accordance with the 2004 Plan, the Company is authorized to issue incentive stock options and non-qualified stock options for up to 2,000,000 shares of the Company's common stock to employees, directors and consultants.

     A total of 1,220,000 options were granted to employees on March 25, 2004 which vested 100% on March 25, 2006 (options cliff vest two years after the grant date) and expire on March 25, 2014 (ten years after the grant date). A summary of the Company's stock option plan activity is presented below:

                                                                       WEIGHTED AVERAGE
                                                      OPTIONS           EXERCISE PRICE
                                               --------------------  --------------------
        Outstanding at March 31, 2004......               1,220,000  $               4.00
        Granted............................                  80,000                  4.00
        Exercised..........................                      --                    --
        Forfeited..........................                      --                    --
        Expired............................                      --                    --
                                               --------------------  --------------------
        Outstanding at March 31, 2005......               1,300,000  $               4.00
                                               --------------------  --------------------
        Granted............................                      --                    --
                                               --------------------  --------------------
        Exercised..........................                      --                    --
                                               --------------------  --------------------
        Forfeited..........................                      --                    --
                                               --------------------  --------------------
        Expired............................                      --                    --
                                               --------------------  --------------------
        Outstanding at March 31, 2006......               1,300,000  $               4.00
                                               ====================  ====================

     The following table summarizes information about the stock options outstanding and exercisable at March 31, 2006:

                                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                      -------------------------------------------  ----------------------------
                                                       WEIGHTED
            FISCAL                                      AVERAGE        WEIGHTED                      WEIGHTED
             YEAR         RANGE OF                     REMAINING       AVERAGE                       AVERAGE
           OPTIONS        EXERCISE                    CONTRACTUAL      EXERCISE                      EXERCISE
           GRANTED         PRICES        OPTIONS         LIFE           PRICE         OPTIONS         PRICE
        -------------  -------------  -------------  -------------  -------------  -------------  -------------
         2004.......     $     4.00       1,220,000           8.00   $       4.00      1,220,000  $        4.00
         2005.......     $     4.00          80,000           8.25   $       4.00         80,000  $        4.00
         2006.......                              -              -              -              -              -
                                      -------------  -------------  -------------  -------------  -------------
           Total....                      1,300,000           8.02  $        4.00      1,300,000  $        4.00
                                      =============  =============  =============  =============  =============

(9)  COMMITMENTS:

     Commitments

     PPOL leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2009. Rent expense for fiscal years ended March 31, 2006, 2005, and 2004 were approximately $1,081,212, $997,150, and $958,000, respectively. Additionally, the Company has various professional consulting service contracts in effect which collectively require payments in the future.

     At March 31, 2006 minimum non-cancelable payments to be made in the future are as follows:

     Year ending       Operating       Consulting
     March 31,         leases          services

     2007               $ 513,169       $ 73,349
     2008               $ 178,100       $    --
     2009               $   9,680       $    --
     Thereafter         $      --       $    --

     Contingencies

     PPOL is a party to various lawsuits, and claims that arise in connection with its business. PPOL evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit. PPOL is currently involved in certain legal proceedings. When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability could materially impact our results of operations in the period of adjustment. However, in the opinion of management, such matters will not have a material impact on the financial position, results of operations or cash flows based on information available at this time.

(10) CONCENTRATION OF CREDIT RISK:

     Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables and cash and cash equivalents. The Company collects a significant portion of payments from the ultimate customers through major credit card and loan companies. One credit company comprised 83.7% and 34.0% of accounts receivable at March 31, 2006 and 2005, respectively. The Company maintains cash deposits with major Japanese and U.S. banks. The Company periodically assesses the financial conditions of the institutions and believes that the risk of any loss is minimal.


                                           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                         FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004


                                     BEGINNING            ADDITIONS           NON-CASH                                 ENDING
                                      BALANCE            CHARGED TO         (REDUCTIONS)                               BALANCE
         DESCRIPTION                  ACCRUAL              INCOME           OR ADDITIONS          REVERSAL             ACCRUAL
-------------------------------  ------------------  ------------------  ------------------  ------------------  ------------------
Provision for doubtful
  receivable
          2006.............                    (0)                 --                  --                  --                  (0)
          2005.............                    (0)                 --                  --                  --                  (0)
          2004.............                   212                  --                  --                (212)                 (0)

Provision for inventory
  obsolescence
          2006.............                50,316                  --           1,400,170             (40,580)          1,409,906
          2005.............               130,757                  --              (4,000)            (76,441)             50,316
          2004.............               401,636             120,617              30,940            (422,436)            130,757


                                                                 59
