Form 10-Q
period 2006-06-30
PPOL INC
filed 2008-03-12
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-50065

                                   PPOL, Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter.)

               California                                 95-4436774
               ----------                                 ----------
        (State of Incorporation)                        (IRS Employer
                                                      Identification No.)

         1 City Boulevard West
               Suite 820
           Orange, California                                92868
----------------------------------------                     -----
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code      (714) 937-3211
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

     Yes [ ]       No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                          205,428.75
-----------------------------              ---------------------------------
          (Class)                           (Outstanding at March 31, 2007.)

                                   PPOL, Inc.
                       2006 Quarterly Report on Form 10-Q
                                Table of Contents


PART 1:                                                                        3
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                     3
         Consolidated Balance Sheets as of June 30, 2006(unaudited)
            and March 31, 2006                                                 3
         Consolidated Statements of Operations and Comprehensive (Loss)
            Income for the three months ended
            June 30, 2006 and 2005 (unaudited)                                 4
         Consolidated Statements of Cash Flows for the three months ended
            June 30, 2006 and 2005 (unaudited)                                 5
         Notes to Consolidated Financial Statements                            6

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            14
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           17
ITEM 4T: CONTROLS AND PROCEDURES                                              22

PART 2:                                                                       23
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    23
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            23
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      23
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  23
ITEM 5:  OTHER INFORMATION                                                    23
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     24

SIGNATURES                                                                    24
--------------------------------------------------------------------------------

EXHIBITS:                                                                     24
--------------------------------------------------------------------------------

Exhibit 31.1 - CEO Certification                                              25
Exhibit 31.2 - CFO Certification                                              26
Exhibit 32.1 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                     27


PART 1:
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                                   PPOL, INC.
                           CONSOLIDATED BALANCE SHEETS


                    ASSETS                         June 30,          March 31,
                                                     2006              2006
                                                 -------------    -------------
                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $   6,279,566    $   6,616,877
  Trade accounts receivable                            302,957          387,592
  Inventories                                          329,978        2,108,211
  Deferred costs, current                           34,816,251       38,972,218
  Deferred income taxes, current                            --        6,506,531
  Prepaid expenses and other current assets            806,226        1,221,656
                                                 -------------    -------------

          Total current assets                      42,534,978       55,813,085

Restricted cash                                     21,447,467       21,124,979
Property and equipment, net                            408,772          447,914
Software, net                                        5,610,935        6,171,046
Deferred costs, non-current                         17,165,609       24,126,665
Deferred income taxes, non-current                                    3,990,423
Lease deposits                                         302,635          442,820
Other assets                                         1,064,001          987,191
                                                 -------------    -------------
                                                 $  88,534,397    $ 113,104,123
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                               $   3,085,139    $   4,057,276
  Advances received                                     18,776           41,978
  Deferred revenue, current                         48,630,164       53,439,556
  Income taxes payable                                  37,200           31,431
  Other current liabilities                            831,916          839,018
                                                 -------------    -------------

          Total current liabilities                 52,603,195       58,409,259

 Advances received, Cube                            21,447,467       21,124,979
 Deferred revenue, non-current                      22,007,134       31,092,345
                                                 -------------    -------------
          TOTAL LIABILITIES                         96,057,796      110,626,583
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' DEFICIT:
  Common Stock; $0.001 par value;
    100,000,000 shares authorized;
    205,428.75 shares issued and outstanding            20,543           20,543
  Additional paid-in capital                        14,501,798       14,501,798
  Total other comprehensive income                   1,961,554        2,071,108
  Accumulated deficit                              (24,007,294)     (14,115,909)
                                                 -------------    -------------

          Total shareholders' deficit               (7,523,399)       2,477,540
                                                 -------------    -------------
                                                 $  88,534,397    $ 113,104,123
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        3









                                   PPOL, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                 Three months     Three months
                                                     ended            ended
                                                 June 30, 2006    June 30, 2005
                                                 -------------    -------------
                                                  (Unaudited)      (Unaudited)
                                                                    (Restated)

NET REVENUE:
  Product Sales                                  $  16,032,390    $  23,503,114
  Service Fee Income                                 4,488,151        8,341,311
                                                 -------------    -------------

          Total                                     20,520,541       31,844,425
                                                 -------------    -------------

COSTS AND EXPENSES:
  Cost of sales - Goods                              5,686,531        6,495,754
  Cost of sales - Services                           2,095,641        2,334,834
  Distributor incentives                             9,581,412       14,404,185
  Selling, general and administrative expenses       2,389,139       11,607,167
                                                 -------------    -------------

          Total costs and expenses                  19,752,723       34,841,940
                                                 -------------    -------------

OPERATING INCOME (LOSS)                                767,818       (2,997,515)

OTHER INCOME (EXPENSE), net
Interest income, net                                       159                -
Other income (expense), net                             44,098          (12,786)
                                                 -------------    -------------
Total other income (expense),net                        44,257          (12,786)

INCOME (LOSS) BEFORE INCOME TAXES                      812,075       (3,010,301)
                                                 -------------    -------------

INCOME TAXES EXPENSE (BENEFIT):
  Current                                              206,506        1,421,934
  Deferred                                          10,496,954       (1,389,975)
                                                 -------------    -------------

          Total income taxes                        10,703,460           31,959
                                                 -------------    -------------

NET LOSS                                            (9,891,385)      (3,042,260)

OTHER COMPREHENSIVE (LOSS) GAIN
          Foreign currency translation                (109,554)         668,465
                                                 -------------    -------------

COMPREHENSIVE LOSS                               $  (10,000,939)  $  (2,373,795)
                                                 =============    =============

NET LOSS PER COMMON SHARE,
     Basic                                       $      (48.15)   $      (16.12)
                                                 =============    =============
     Diluted                                     $      (48.15)    $     (16.12)
                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                          205,428.75       188,717.85
                                                    ==========       ==========
     Diluted                                        205,428.75       188,717.85
                                                    ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        4









                                            PPOL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Three months    Three months
                                                                        ended           ended
                                                                    June 30, 2006   June 30, 2005
                                                                    -------------   -------------
                                                                     (Unaudited)     (Unaudited)
                                                                                     (Restated)
CASH FLOWS PROVIDED BY (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                          $  (9,891,385)   $ (3,042,260)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Depreciation and amortization                                        670,718       1,410,470
     (Gain) loss on disposal of property and equipment                       (524)      1,132,092
     Deferred income taxes                                             10,496,954      (1,815,214)
  CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS:
     Restricted cash                                                      (93,867)     (1,495,510)
     Trade accounts receivable                                             90,278         663,657
     Inventories                                                        1,841,287        (105,343)
     Advance payments                                                          --        (843,907)
     Deferred costs                                                    11,993,095     (11,184,958)
     Prepaid expenses and other                                           425,494           9,627
    INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable                                                  (1,028,615)      2,446,638
     Advances received                                                    (24,037)       (174,148)
     Advances received - Cube                                              93,867       1,495,510
     Deferred revenue                                                 (15,052,284)     15,419,357
     Income taxes payable                                                   5,513         421,700
     Other current liabilities                                            (16,501)        872,474
                                                                    -------------   -------------

          Total adjustments                                             9,401,378       8,252,445
                                                                    -------------   -------------

          Net cash (used for) provided by operating activities           (490,007)      5,210,185
                                                                    -------------   -------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Purchase of property and equipment                                         --        (144,927)
    Additions to Guarantee Deposits                                       (72,267)       (127,635)
    Return of deposits                                                         --         715,906
    Acquisition of K.K. U Service                                              --      (1,555,330)
    Cash of acquired entity - K.K. U Service                                   --         760,812
    Net Change in Lease deposits                                          147,328              --
    Other                                                                   8,616          (8,080)
                                                                    -------------   -------------

          Net cash provided by (used for) investing activities             83,677        (359,254)
                                                                    -------------   -------------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Repayment of loan from majority shareholder                                --      (1,115,760)
    Return of capital to Green Capital                                         --      (1,967,092)
    Issuance of common stock                                                   --      10,196,516
                                                                    -------------   -------------

          Net cash provided by financing activities                            --       7,113,664
                                                                    -------------   -------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS              69,019          35,543
                                                                    -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (337,311)     12,000,138
CASH AND CASH EQUIVALENTS, beginning of period                          6,616,877      12,007,537
                                                                    -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                            $   6,279,566   $  24,007,675
                                                                    =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION -
     Income taxes paid                                              $         800   $   1,026,403
                                                                    =============   =============
     Interest paid                                                  $      18,826   $          --
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

    BASIS OF PRESENTATION:

          The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2006 and 2005 included in the Company's Form 10-K. The results of the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending March 31, 2007.

    RECLASSIFICATIONS:

          Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation.

          During the fourth quarter of 2006, PPOL reclassified the presentation of revenues and related cost of sales to Product sales and Service fee income as line items in the statement of operations. Product sales include revenues we derive from the sale of tangible products, net of discounts, returns, and allowances, while Service fee income represents revenues from services the Company has performed. This reclassification conforms to requirements of SEC's Regulation S-X
          Rule 5-03(b)(1) and (2). Previously our revenues were classified as Product Sales and Network Services and Other-Online Products as line items in the statement of operations. Both line items in each previous classification include both sales of tangible products and revenues from services.

          In addition, during the fourth quarter of 2006, PPOL reclassified the presentation of income derived from our handling of transactions involving products in which title was transferred to us, but we did not have the risk of carrying inventory. Previously, income from such transactions were reflected as sales and cost of sales. Prior year information has been reclassified to conform to current year presentation. The impact of such reclassification was to reduce both sales and cost of sales by $785,791, for the three months ended June 30, 2005.

          These reclassifications, which did not have any effect on previously reported net income or shareholders' deficit, are summarized below:


                                       As reported      As reported       Effect of
                                      in prior year       herein       reclassification
Product Sales and Network Service      $26,998,830                       $(26,998,830)
Other On-Line Services                   5,631,386                         (5,631,386)
Product sales                                           $23,503,114        23,503,114
Service fee income                              --        8,341,311         8,341,311
                                       -----------      -----------      ------------
  Total revenues                        32,630,216       31,844,425          (785,791)
                                       -----------      -----------      ------------
Coat of sales                            9,616,379               --      $ (9,616,379)
Cost of sales - goods                                     6,495,754         6,495,754
Cost of sales - services                        --        2,334,834         2,334,834
                                       -----------      -----------      ------------
  Total cost of sales                    9,616,379        8,830,588          (785,791)
                                       -----------      -----------      ------------
Gross profit                           $23,013,837      $23,013,837                --
                                       ===========      ===========      ============

STOCK BASED COMPENSATION

          The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant.

          Effective, April 1, 2006, the Company adopted the provisions of SFAS 123 (revised 2004), "Share Based Payment" ("SFAS123R"). This Statement requires a public entity to measure the cost of employee Services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

          As PPOL has not granted any options during the three months ended June 30, 2006, the average risk free interest rate; average volatility factor of the expected market price of the Company's common stock; and an expected life of the options is not presented herein.

          Prior to April 1, 2006, the Company adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applied APB 25 and related interpretations in accounting for its Stock Option Plan and did not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties.

          Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions in 2005: average risk free interest rate of 4.34%; dividend yield of 0.0%; average volatility factor of the expected market price of the Company's common stock of 251%; and an expected life of the options of 10 years.

          Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended June 30, 2005:

Net income (loss) as reported (in thousands $)                  $  (3,042)
Stock compensation calculated under APB25 (in thousands $)              -
Stock compensation calculated under SFAS 123 (in thousands $)        (304)
                                                                ---------
Pro forma (in thousands $)                                      $  (3,346)
                                                                =========
Primary earnings per share as reported                          $  (16.12)
Pro forma                                                       $  (17.73)
Fully diluted earnings per share as reported                    $  (16.12)
Pro forma                                                       $  (17.73)

(2) EARNINGS PER SHARE

                                                            Three months ended
                                                                  June 30,
                                                                 ---------
Components of Basic and Diluted Earnings
  per Share                                                 2006           2005
                                                            ----           ----
Numerator - Net loss (in thousands $)                     $(9,891)      $(3,042)

Denominator

     Basic EPS - weighted average shares
         outstanding                                   205,428.75    188,717.85

     Diluted effect of assumed conversion of
         stock-based awards                                     0             0

     Diluted EPS adjusted weighted-average
         shares outstanding                            205,428.75    188,717.85

Earnings per share

     Basic EPS                                            $(48.15)      $(16.12)

     Diluted EPS                                          $(48.15)      $(16.12)

          At June 30, 2006 and 2005, we did not include stock options to purchase 13,000 shares of common stock in both periods' calculations of diluted earnings per share because their inclusion would be anti-dilutive.

(3) NEW ACCOUNTING PRONOUNCEMENTS

INCOME TAXES

          In June 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes ("FIN 48"). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation is effective for fiscal year commencing on April 1, 2007 for PPOL. There is no impact of this interpretation on our Consolidated Financial Statements.

FAIR VALUE MEASUREMENTS

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal year commencing on April 1, 2008, for PPOL. There is no impact of SFAS 157 on our Consolidated Financial Statements.

ACCOUNTING CHANGES AND ERROR CORRECTIONS

          In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements, change in accounting estimate, and justification of a change in accounting principle on the basis of preferability.

EFFECTS OF PRIOR YEAR MISSTATEMENTS

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bullet in No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our current fiscal year ending March 31,2007, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. Nothing has come to our attention, to date, that the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements.

(4) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

          On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese Corporation ("USC") based in Tokyo, Japan. Pursuant to the Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY380,000,000). The Seller is the majority owner in Foster Strategic Management Partnership, a Singapore partnership, which in turn owns approximately 10,547,594 shares of the Company's common stock, representing approximately 58.62% of the Company's issued and outstanding stock.

          The following summarizes the unaudited assets acquired and liabilities assumed in connection with the acquisition described in the preceding paragraph:

          Current assets                             $  899,000
          Deposits                                    1,455,000
          Intangibles                                    84,000
                                                     ----------
          Total assets acquired                       2,438,000
          Current liabilities assumed                  (883,000)
                                                     ----------
          Net assets acquired                        $1,555,000
                                                     ==========

          In the 10-Q for the quarter ended June 30, 2005, we have reported the excess of purchase price over net assets, (originally reported as $1,761,211 and subsequently restated as $1,967,092 in the 10-Q for the quarter ended December 31, 2005) as Goodwill.

          In the 10-K for the year ended March 31, 2006, we reported the Company made a subsequent discovery, during the fourth quarter, of facts that existed at the time of our acquisition of USC. By virtue of the Seller's relationship with FSIP, it has been determined that PPOL and USC are de facto entities under common control. Accordingly, we must account for the acquisition of USC in a manner that is similar to the pooling method to comply with paragraph 11 of SFAS No. 141, "Business Combinations." For accounting purposes, the excess of purchase price over the net assets of USC must be treated as a return of capital to Green Capital. This accounting treatment also required us to consolidate the results of operations of USC as if the acquisition had occurred at April 1, 2005 rather than the actual acquisition date of May 30, 2005 we used in the aforementioned 10-K.

          The impact of these restatements is as follows:

                                                 Balance Sheet
                                                 -------------

                                                                       Additional
                                                   Comprehensive         Paid In         Accumulated
                                   Goodwill            Income            Capital           Deficit
                                   --------            ------            -------           -------
As stated in 6/2005 10-Q         $  1,761,211      $ (1,149,223)      $(16,468,890)      $(14,552,451)
As restated in 12/2005 10-Q         1,919,068        (1,307,080)
                                 ------------      ------------
  Impact                         $    157,857      $   (157,857)
                                 ============      ============
As restated in 12/2005 10-Q      $  1,919,068      $ (1,307,080)
As restated in 3/2006 10-K                 --        (1,355,104)       (14,501,798)       (14,552,451)
                                 ------------      ------------       ------------       ------------
  Impact                         $ (1,919,068)     $    (48,024)         1,967,092                 --
                                 ============      ============       ============       ============
As restated in 3/2006 10-K                           (1,355,104)                          (14,552,451)
As restated herein                                   (1,574,284)                          (14,771,631)
                                                   ------------                          ------------
  Impact                                           $   (219,180)                         $   (219,180)
                                                   ============                          ============


                                                            9










                                 Statement of Operations and Comprehensive (Loss) Income
                                 -------------------------------------------------------

                                    Other
                                Comprehensive       Selling, General                       Net loss        Net loss
                                Gain - Foreign      & Administrative                       per share       per share
                             Currency Translation       Expenses          Net loss           Basic          Diluted
                             --------------------       --------          --------           -----          -------

As stated in 6/2005 10-Q         $  (243,404)          $11,387,987      $(2,823,080)     $     (14.96)  $       (14.96)
As restated in 12/2005 10-Q         (401,261)
                                 -----------
  Impact                         $  (157,857)
                                 ===========

As restated in 12/2005 10-Q      $  (401,261)
As restated in 3/2006 10-K          (449,285)
                                 -----------
  Impact                         $   (48,024)
                                 ===========
As restated in 3/2006 10-K          (449,285)
As restated herein                  (668,465)           11,607,167       (3,042,260)           (16.12)          (16.12)
                                 -----------           -----------      -----------      -------------   -------------
  Impact                         $  (219,180)          $   219,180      $  (219,180)     $      (1.16)   $       (1.16)
                                 ===========           ===========      ===========      =============   =============

(5) RELATED PARTY TRANSACTIONS

    ADVANCED COMMUNICATIONS

          During the quarter ended June 30, 2006, PPOL entered into the following transactions with Advanced Communications K.K., a Japanese corporation that is 79.55% owned by Green Capital:

          Information technology services      $ 2,023,778
          Inventory purchases                       65,426
          Other, net                                (1,732)
                                               -----------
                                               $ 2,087,472
                                               ===========

          At June 30, 2006, PPOL's accounts payable to Advanced Communications were $633,630.

     SEAGULL

          During the quarter ended June 30, 2006, PPOL paid K.K. Seagull (Seagull), a Japanese corporation and shareholder of 926,956 shares the Company's common stock $8,204 for sales promotion activities performed for PPOL.

     U-WORLD

          During the quarter ended June 30, 2006, PPOL entered into the following transactions with U-World, a Japanese corporation, that is a wholly-owned subsidiary of Seagull and its CEO is Yoshiyuki Aota, a Director of PPOL:

          Service fee income                   $  138,375
          Administrative expenses, net           (125,849)
                                               ----------
                                               $   12,526
                                               ==========

          At June 30,l 2006, PPOL's accounts payable to U-World, net of Accounts receivable Of $75,684 were $63,799.

(6) DEFERRED REVENUES AND DEFERRED COSTS:

          Activity for deferred revenues and deferred costs are contained in the table below:

                                              Deferred Costs                  Deferred Revenues
                                      ------------------------------    ------------------------------
                                         Current        Non-current        Current        Non-current
                                      -------------    -------------    -------------    -------------
Beginning balance, March 31, 2006     $  38,972,218    $  24,126,665    $  53,439,556    $  31,092,345
   Additional deferrals                     112,513                -        2,057,931                -
   Released amounts                      (4,766,229)      (7,339,379)      (7,535,625)      (9,574,589)
   Exchange rate effect                     497,749          378,323          668,302          489,378
                                      -------------    -------------    -------------    -------------
Ending balance, June 30, 2006         $  34,816,251    $  17,165,609    $  48,630,164    $  22,007,134
                                      =============    =============    =============    =============

 (7) STOCK OPTIONS:

          The Company established a stock option plan in March 2004 (the "2004 Plan"). In accordance with the 2004 Plan, the Company is authorized to issue incentive stock options and non-qualified stock options for up to 20,000 shares of the Company's common stock to employees, directors and consultants. A summary of the Company's stock option plan activity is presented below:

                                                Weighted Average    Aggregate
                                    Options      Exercise Price  Intrinsic Value
                                    -------      --------------  ---------------

Outstanding at March 31, 2006          13,000          $400               --
Granted                                    --            --               --
Exercised                                  --            --               --
Forfeited                                  --            --               --
Expired                                    --            --               --
                                  -----------          ----           ------
Outstanding at June 30, 2006           13,000          $400               --
                                  ===========          ====           ======

The following table summarizes information about the stock options outstanding and exercisable at June 30, 2006:

                                     Options Outstanding                 Options Exercisable
                            --------------------------------------       -----------------------
                                           Weighted
Fiscal                                      Average       Weighted                      Weighted
 Year         Range of                     Remaining      Average                        Average
Options       Exercise                    Contractual     Exercise                      Exercise
Granted        Prices         Options        Life           Price          Options        Price
-------        ------         -------        ----           -----          -------        -----
2004            $400            12,200       7.75            $400           12,200         $400
2005            $400               800       8.00            $400              800         $400
2006              --                --         --              --               --           --
2007              --                --         --              --               --           --
                             ---------     ------           -----           ------        -----
Total                           13,000       7.77            $400           13,000         $400
                                ======       ====            ====           ======         ====

          As of June 30, 2006, there was no unrecognized compensation cost related to stock options outstanding. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

(8) COMMITMENTS & CONTINGENCIES:

          As of June 30, 2006 the Company had various professional consulting service contracts and operating leases in effect which collectively will require payments of $452,406, $174,763 and none in the 12 months ending June 30, 2007, 2008, and thereafter, respectively.

          On 17 October, 2005, PPOL's ultimate majority shareholder, Green Capital, filed an action against Capital Aid, Inc., a Japan corporation, and Messrs. Hiroshi Shibakawa, Kenji Nakamura, Yoshiyuki Okamura, Yoshiteru Sazanami, Hiroshi Matsuo, Tokuji Koga and Chizuko Koga (the "Ide Group"), in Tokyo District Court (case no. (wa) 2005-20878) to recover PPOL common share stock certificates (the "PPOL Certificates") registered in the name of Foster Strategic Investment Partnership ("FSIP"), and beneficially owned by Green Capital. The Ide Group maintains physical possession of the PPOL Certificates. Green Capital has alleged in its lawsuit that 1) the Ide Group purchased the PPOL Certificates from a person who was not the owner therefore (or has any right or interest therein); and 2) did not constitute a bona fide purchaser thereof, as such is provided under the Article 131-2 of the Commercial Code of Japan, Green Capital is entitled to the remedy of repossession of the PPOL Certificates at issue. The Ide Group, in turn, has countersued Green Capital, Green Capital's then-CEO, PPOL, PPOL's and AJOL's directors, PPOL's operating subsidiary, AJOL, and Nobuo Takada, a former director and CEO of PPOL, for $9.2 million (1.056 billion yen) plus interest. In its countersuit, the Ide Group alleges Takada had tricked them into buying the PPOL Certificates and borrowing money from them, using the PPOL Certificates as collateral. The Ide Group has alleged in its countersuit that each named counter-defendant conspired with Takada in a series of alleged unlawful and improper transactions resulting in the Ide Group's purchase of the PPOL Certificates and loan to Takada. At the time of the alleged series of transactions, Takada was neither a director nor officer of PPOL or AJOL. Green Capital has also contacted the Tokyo Metropolitan Police Department and has filed a criminal complaint against Nobuo Takada for alleged embezzlement of the PPOL Certificates registered in the name of FSIP and beneficially owned by Green

          Capital. Green Capital, Green Capital's then-CEO, PPOL, PPOL's and AJOL'S directors, and PPOL's operating subsidiary, AJOL have all denied knowledge of any of the alleged transactions and any improper conduct associated with such alleged transactions. Based, in part, on the advice of counsel, PPOL believes the ultimate resolution of this litigation will not have a material impact on the financial position, results of operations or cash flows of PPOL, and its subsidiary.

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

(9) SUBSEQUENT EVENTS:

          As announced on March 30, 2007, the Board, on February 16, 2007, unanimously voted to authorize a one (1) for one hundred (100) reverse stock split (the "Reverse Split") of the Company's issued and outstanding shares of common stock, and the payment of cash in lieu of fractionalized shares otherwise issuable in connection with the Reverse Split. The Reverse Split provided shareholders owning less than one hundred (100) shares of common stock of the Company (the "Odd-Lot Holders") the benefit of liquidating their relatively small odd-lot holdings for market value without brokers' commissions. This is particularly beneficial to the Odd-Lot Holders given the limited market for and trading in the Company's common stock. The Odd-Lot Holders own less than one percent (1%) of the Company's outstanding common stock. The Reverse Split will allow the Company to purchase and acquire the common stock of approximately 1,088 holders of record of the Company, all of whom reside in the United States and each of whom owns less than one hundred (100) shares of common stock in the Company. The Reverse Split will also save the Company administrative and related costs of sending proxy statements, annual reports, quarterly reports and other communications to the Company's affected shareholders. The Company also believes that the Reverse Split will facilitate and allow for the benefits of the spin-off discussed below. The Reverse Split was effective on April 23, 2007.

          The consolidated financial statements of the Company reflect the effect of the reverse stock split retroactively.

          On February 16, 2007, the Board of Directors unanimously approved a transaction involving the separation of the Company's wholly-owned subsidiary, AJOL, by authorizing the issuance of shares of common stock of AJOL owned by the Company to the stockholders of the Company in proportion to each stockholder's percentage ownership in the Company (the "spin-off"). In authorizing the foregoing, the Board considered that the Company's business is operated exclusively in Japan through AJOL, and that there is relatively little or no interest in the Company and its common stock and AJOL in the United States. The Board also considered that a majority of the Company's shareholders reside in Japan. The Board also believes that shareholders of the Company could maximize the value of their shares in the Company by directly holding shares in AJOL, in addition to continuing holding shares in the Company. The Board also considered that AJOL would be in a position to seek and obtain private issuer status in the United States following the Spin-Off, thereby allowing AJOL to seek suspension of any Commission reporting obligations to which it would be subject following the Spin-Off. The Board also concluded that the Spin-Off will allow AJOL to more effectively and efficiently focus on its business in Japan. Based on the foregoing, the Board authorized the transaction whereby the Company will seek divestiture of and Spin-Off AJOL to the stockholders of the Company, pro rata. Following the Spin-Off, the stockholders of the Company will continue to own the same number of shares in the Company that they held pre Spin Off, and will in addition own AJOL shares in proportion to their percentage ownership in the Company. Following the Spin-Off, the Company will acquire the status of a public shell corporation with no operating business, and will seek merger, acquisition or other business opportunities. The effective date of the Spin-Off and the record date for stockholders to be eligible to receive AJOL shares in the Spin-Off will be determined by the Board, as appropriate, and will be subject to the filing and effectiveness of a registration statement with the SEC, registering the AJOL shares. The Board can provide no assurance that a public market or any market for the AJOL shares or the Company's shares, either in Japan or the United States, will develop or exist or at what price following the Spin-Off.

          As of the filing date of this report, the Spin-Off was not completed. Accordingly, the financial information included herein does not treat AJOL as a discontinued operation. Since the current shareholders of PPOL will be shareholders of AJOL after the spin-off, we believe the treatment of AJOL as a continuing operation to be the most appropriate accounting recognition under the given circumstances. It will also provide the reader with more comparable year to year performance information.

          Additionally, on February 16, 2007, the Board unanimously voted to authorize an amendment to the Company's By-laws to provide for certificateless/electronic book entry ownership of stock in the Company, such that the Company will not issue stock certificates to evidence the ownership thereof, but that information sufficient to identify ownership in the Company will be entered in electronic form in the books of the Company maintained by its transfer agent. The Company will adopt a system of issuance, recordation and transfer of its shares by electronic or other means not involving any issuance of certificates. The conversion to certificateless ownership will be facilitated by the Company's stock transfer agent. The Company is currently in the process of collecting the physical certificates from shareholders to convert them to electronic book entry.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as PPOL "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe PPOL's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and this could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Report and PPOL undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required under applicable laws.

OVERVIEW

PPOL, Inc., a California corporation, conducts its business primarily through its wholly owned Japanese subsidiary, AJOL, Ltd. ("AJOL"), a Japanese corporation. At the present time, the Company has administrative functions occurring in California, but does not otherwise have any major business in the United States. As disclosed in Note 9 - Subsequent Events, of the financial statements, PPOL will spin-off its sole operating subsidiary, AJOL. Following the Spin-Off, the Company will acquire the status of a public shell corporation with no operating business, and will seek merger, acquisition or other business opportunities. The discussion below should be read with such planned spin-off taken into consideration.

PPOL's revenues are generated primarily through its one hundred percent (100%) ownership of AJOL, which derives its revenues through the use of a direct marketing and distribution system throughout Japan to sell: (1) its SF-70 and U-Phones hardware (MOJICO), multi-functional facsimile based machines with telephone and networking capabilities, (2) subscriptions to our co-proprietary UU Online interactive database that can be accessed through our SF-70 and U-Phones hardware, (3) various consumer products that primarily utilize AJOL's U-Brand, and (4) service fees and commissions.

Some of the key developments during the quarter year ended June 30, 2006 include:

INVOLVEMENT OF MR. AOTA

As disclosed in the 10-K for the year ended March 31, 2006, we are highly dependent upon our Director, Yoshihiro Aota, to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota's talents, efforts, personality and leadership have been, and continue to be, critical to us and our success.

As further disclosed in the aforementioned 10-K, Mr. Aota has become the CEO of U-World, a direct competitor of the Company which uses a network sales model.
 As such, the amount of time he can devote to PPOL business has diminished. Our business and future prospects have been materially and adversely affected. If Mr. Aota's services cease completely, PPOL's current business has a strong likelihood of becoming unviable. This is, in part, due to Mr. Aota's strong personal ties to the leaders of our distribution network.

Due to his U-World commitments, our revenues have declined approximately 35% in the quarter ended June 30, 2006 from the comparable period of the prior year.

LONG TERM OUTLOOK

Notwithstanding our return to profitability before income taxes, the long term outlook for the company is bleak without the active involvement of Mr. Aota. While AJOL, our sole operating subsidiary in Japan, is projected to have income under US generally accepted accounting principles in the near term future, it is projected to have losses consistently for Japanese tax reporting purposes. This means the deferred tax assets will not provide future economic benefits. Thus we have established a 100% valuation allowance for the remaining deferred tax assets in this quarter. This resulted in an income tax expense of $10.7 million although our income before income taxes was approximately $812,000.

The majority of the income before income taxes is attributable to the release of deferred revenue and related costs to that were recognized as income and expense for financial accounting purposes. Deferred revenues and related costs are attributable to (1) shipments of our MOJICO units primarily in prior periods, and (2) on-line service fee subscriptions and renewals. As such recognition of deferred revenues and the related costs in the current period do not necessarily indicate current performance.

In the current period, shipments of MOJICO units were negligible although renewals have been stable. As such we had made a conscientious effort to the reduction of selling, general and administrative costs.

GOING CONCERN

The financial statements have been prepared on the basis of PPOL continuing as a "going concern" despite declining sales, losses incurred, working capital and shareholders' deficit and decline in cash as (1) management has been able to adjust PPOL's organizational structure to reduce substantially selling, general and administrative costs, subsequent to March 31, 2006, and (2) working capital deficit has been reduced from a high of $13.9 million at March 31, 2005 to $10.1 million at June 30, 2006. In addition, as discussed more fully, on page 16, under Liquidity and Capital Resources, our unrestricted cash balance exceeded our cash consuming current liabilities by over $2.3 million at June 30, 2006.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Product Sales. For the three months ended June 30, 2006 revenues of this category have decreased by approximately $7,470,724 or 31.8% in comparison to the same period of the prior year. The decrease is primarily due to the reduced amount of time Mr. Aota has been able to devote to PPOL business resulting in negligible shipments in the quarter from our MOJICO products.

Service Fee Income. For the three months ended June 30, 2006, revenues decreased by $3,853,160 or 46.2% over the comparable period of the prior year due to changes in Japanese regulations that prohibited us from providing administrative services for insurance policies, which, until the fourth quarter of the year ending March 31, 2006, was our primary source of service fee income.

Cost of Sales - Goods. Cost of sales, expressed as a percentage of sales increased 7.9% to 35.5% during the three months ended June 30, 2006 from 27.6% in the prior year due to a $1.8 million write-off of slow-moving inventories, representing an 11.2% increase, reduced 3.3% by lower costs on other product inventories.

Cost of Sales - Services. For the three months ended June 30, 2006, the cost of sales, expressed as a percentage of sales increased to 46.7% for the quarter ended June 30, 2006 from 28.0% in the comparable period of the prior year due to fixed overhead costs that could not be eliminated upon the elimination of administrative services for insurance policies as a source of service fee income.

Distributor Incentives. For the three months ended June 30, 2006, distributor incentives decreased by approximately $ 4.8 million or 33.5% in comparison to the 35.6% decline in revenues due to lower overall distributor incentive rates in the current period.

Selling, General and Administrative Expense. For the three months ended June 30, 2006, selling, general and administrative expenses decreased by approximately $9 million or 79% in comparison to the same period of the prior year. The decrease was due to fewer employees, and consequently, lower salaries expense for the three months ended June 30, 2006. Also, the selling, general, and administrative expense for three months ended June 30, 2005 included office relocation expenses that did not recur in 2006.

Current Income Tax Expense. For the three months ended June 30, 2006, current income tax expense decreased approximately $ 1.2 million from the same period of the prior year. Current taxes are calculated under Japanese tax law wherein current income from ordinary operations was approximately JPY300,000,000 in the comparable period of the prior year compared to approximately JPY40,000,000 loss in the current period.

Deferred Income Tax Expense. For the three months ended June 30, 2006, deferred income tax increased approximately $11.9 million over the same period of the prior year. The increase was primarily the result of a $9.5 million reduction in deferred tax assets associated with a valuation allowance provided on the deferred tax assets, $1.2 million from the decline experienced in deferred costs and deferred revenues associated with the Company's revenue recognition policy, and $0.6 million from currency exchange differences.

Deferred Costs. For the three months ended June 30, 2006, short term deferred costs decreased by approximately 10.7% from $38,972,218 in March 31, 2006 to $34,816,251. Similarly, long term deferred costs decreased by 28.9%, from $24,126,665 to $17,165,609. When the Company converted from network marketing to direct systems it ceased to generate both long and short term deferred costs from product sales. As a result, both accounts experienced a decline.

Deferred Revenues. For the three months ended June 30, 2006, short term deferred revenues decreased by approximately 9.0% to $48,630,164 compared to $53,439,556 in March 31, 2006. Similarly, long term deferred costs decreased by 29.2% to $22,007,134 from $31,092,345, When the Company converted from the network marketing to direct systems it ceased to generate both long and short term deferred revenues from product sales. As a result, both accounts experienced a decline.

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

During the quarter ended June 30, 2006, our cash position had a net decline of $337,311, or 5.1%, primarily from cash used by operating activities of $490,007, offset by cash provided investing activities of $83,677 and favorable impact of foreign currency exchange of $69,019. Management believes that cash flow from operations and the revolving credit facility will adequately meet the working capital needs for the foreseeable future.

At June 30, 2006, PPOL current liabilities exceeded current assets by $10,068,217. The primary cause of this working capital deficiency is the excess of current deferred revenues over current deferred costs by $13,813,913. It should be noted, however, that the liquidation of deferred costs and deferred revenues will not consume or provide any cash. At June 30, 2006, current assets other than deferred costs exceeded current liabilities other than deferred revenues by approximately $3,746,000. Our unrestricted cash balance alone, exceeded our cash consuming current liabilities by over $2,300,000.

CONTRACTUAL OBLIGATIONS

The Company's operating lease & purchase obligations as of June 30, 2006 are as follows:

                                                Payments due by period
                                 -----------------------------------------------------

   Contractual obligations          Total         2007          2008       THEREAFTER
-----------------------------    -----------   -----------   -----------   ----------
Operating Lease Obligations      $   550,796   $   381,320   $   169,476            -
Service Provider Contracts            76,373        71,086         5,287            -
                                 -----------   -----------   -----------   ----------
Total                            $   627,169   $   452,406   $   174,763   $        -
                                 ===========   ===========   ===========   ==========

The Company projects that it will need to satisfy $583,968, $178,100, $9,680, and none of lease and contract obligations within the twelve months following June 30, 2006, 2007, 2008 and thereafter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported.

We believe the critical accounting policies and estimates disclosed in the Form 10-K, Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006, continue to be applicable. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

See Note 1, Organization and Summary of Significant Accounting Policies, in our notes to the consolidated financial statements for the years ended March 31, 2006 and 2005 included in the aforementioned Form 10-K, for a detailed discussion of the application of these and other accounting policies.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In addition to other information contained in the aforementioned 10-K, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this Annual Report.

DEPENDENCE ON MR. AOTA

         We are highly dependent upon our Director, Yoshihiro Aota, to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota's talents, efforts, personality and leadership have been, and continue to be, critical to us and our success. The diminution or loss of the services of Mr. Aota, and any negative market or industry perception arising from that diminution or loss, would have a material adverse affect on our business. We are continuing our investigate, but have not obtained, "Key Executive Insurance" with respect to Mr. Aota.

         Mr. Aota has become the CEO of U-World, a direct competitor of the Company, which uses a network sales model. As such, the amount of time he can devote to PPOL business has diminished. Our business and future prospects have been materially and adversely affected. If Mr. Aota's services cease completely, PPOL's current business has a strong likelihood of becoming unviable. This is, in part, due to Mr. Aota's strong personal ties to the leaders of our distribution network. We do not have an employment agreement with Mr. Aota. We are currently considering terms to secure Mr. Aota's services.

DEPENDENCE ON NEW SUBSCRIBERS

         Historically, our operating results have depended on revenues received from sales of the SF-70 and U-Phone products. SF-70 and U-Phone sales have accounted for a majority of our annual revenue. SF-70 and U-Phone sales are primarily made to our new customers. As a result, future revenues are primarily dependent on our ability to generate new customers for our SF-70 and U-Phones hardware and UU Online services. There can be no assurances that we will be able to continue to generate new subscribers at the rate that we have been able to in neither the past, nor that we will be able to generate sufficient new subscribers to remain profitable. We do not have any substantial historical basis for predicting the rate of increase in our subscriber base.

DEPENDENCE ON RENEWALS

         As a result of our inability to generate new subscribers at the rate that we have been able to in the past, we will need to rely more heavily on renewals. There can be no assurance that we will be able to generate sufficient renewals to remain profitable. We do not have any substantial historical basis for predicting the rate of renewals.

LACK OF PROFITABLE OPERATIONS

         The Company recorded net losses for fiscal years ending March 31, 2006 and 2005 of $2,386,538 and $2,740,733, respectively, and an accumulated deficit of $14,115,909, at March 31, 2006. The Company's ability to continue in business and maintain its financing arrangements would be adversely affected by a continued lack of profitability. During the quarter ended June 30, 2006, we had a net loss of $9,891,385. Our accumulated deficit at June 30, 2006 was $24,007,294.

WORKING CAPITAL DEFICIT

         At June 30, 2006, PPOL current liabilities exceeded current assets by $10,068,217. See discussion on working capital deficit in Going Concern on page 15 and Liquidity and Capital Resources section on page 16.

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

INTERNET USAGE RATES AND LONG DISTANCE TELEPHONE RATES

         Our subscribers obtain access to AJOL's network via either the Internet or telephone service. The costs that subscribers incur in obtaining access to our network via these channels is beyond the control of AJOL. Any increase in long distance telephone rates or rates for accessing the Internet could materially and adversely affect demand for our products and services.

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

ITEM 4T: CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Masao Yamamoto, our Chief Executive Officer, and Richard Izumi, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

         Specifically, we have identified the following material weaknesses in our internal control over financial reporting: (i) we had not effectively implemented comprehensive entity-level internal controls; (ii) we did not have a sufficient complement of personnel with appropriate training and experience in U.S. generally accepted accounting principals; (iii) we did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff; (iv) we did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes; and (v) we had not fully implemented certain control activities and capabilities in the design of our internal control over financial reporting.

         The Board of Directors has concluded that the delay in submitting this 10-Q filing was initially a result of determining the impact of restatements and reclassifications required to financial statements issued in the quarter ended June 30, 2005. This required management to take the time to obtain relevant facts to make the appropriate restatements and reclassifications. In addition there were significant communication delays in obtaining information from our operating subsidiary, AJOL, in Japan in order to complete our consolidated financial statements. To ensure we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission, the Board of Directors has directed management of the Company to prepare reports requiring significant information from its Japanese operating subsidiary should be prepared in Japan. During this initial delay, the NASD informed the Company that its securities will be removed effective September 6, 2006, from the OTC Bulletin Board ("OTCBB"). Further, as a result of the Company's significant budgetary constraints that prevented it from retaining additional personnel to resolve the issues described in the foregoing paragraphs, and the fact that the majority of our shareholders reside in Japan and are unable to trade our stock, the Board of Directors have further concluded that the costs of remaining a US public company, in its present form, far exceed the benefits to its existing shareholder base. Thus, as more fully described in Note 9 - Subsequent Events, to the consolidated financial statements, included herein, the Board of Directors unanimously approved a transaction involving the separation of the Company's wholly-owned Japanese subsidiary, AJOL, by authorizing the issuance of shares of common stock of AJOL owned by the Company to the stockholders of the Company in proportion to each stockholder's percentage ownership in the Company (the "spin-off"). In authorizing the foregoing, the Board of Directors considered that the Company's business is operated exclusively in Japan through AJOL, and that there is relatively little or no interest in the Company and its common stock and AJOL in the United States. The Board of Directors also considered that over 75% of the Company's shareholders, who hold over 98% of its outstanding shares, are residents of Japan. The Board of Directors also believes that shareholders of the Company could maximize the value of their shares in the Company by directly holding shares in AJOL, in addition to continuing holding shares in the Company. The Board of Directors also considered that AJOL would be in a position to seek and obtain private issuer status in the United States following the Spin-Off, thereby allowing AJOL to seek suspension of any Commission reporting obligations to which it would be subject following the Spin-Off.

         Accordingly, we are in the process of preparing and filing all currently required SEC filings in order to allow us to achieve our goals discussed in the preceding paragraph.

         Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. ("GAAP"), and includes those policies and procedures that:

         o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

         o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

         The Company has initiated planning for the implementation of Section 404 of the Sarbanes-Oxley Act. However, the Company has not yet hired an outside firm to assist in the implementation to start its evaluation process. The implementation of Section 404 may involve significant costs and commitments in terms of the Company's financial and personnel resources, and based on the Company's plans to spin off its operating subsidiary, AJOL, and seek and obtain foreign private issuer status in the United States, it is unlikely that the Company will complete its Section 404 compliance responsibilities by the established deadline.

PART 2:

ITEM 1:  LEGAL PROCEEDINGS

         On 17 October, 2005, PPOL's ultimate majority shareholder, Green Capital, filed an action against Capital Aid, Inc., a Japan corporation, and Messrs. Hiroshi Shibakawa, Kenji Nakamura, Yoshiyuki Okamura, Yoshiteru Sazanami, Hiroshi Matsuo, Tokuji Koga and Chizuko Koga (the "Ide Group"), in Tokyo District Court (case no. (wa) 2005-20878) to recover PPOL common share stock certificates (the "PPOL Certificates") registered in the name of Foster Strategic Investment Partnership ("FSIP"), and beneficially owned by Green Capital. The Ide Group maintains physical possession of the PPOL Certificates. Green Capital has alleged in its lawsuit that 1) the Ide Group purchased the PPOL Certificates from a person who was not the owner therefore (or has any right or interest therein); and 2) did not constitute a bona fide purchaser thereof, as such is provided under the Article 131-2 of the Commercial Code of Japan, Green Capital is entitled to the remedy of repossession of the PPOL Certificates at issue. The Ide Group, in turn, has countersued Green Capital, Green Capital's then-CEO, PPOL, PPOL's and AJOL's directors, PPOL's operating subsidiary, AJOL, and Nobuo Takada, a former director and CEO of PPOL, for $9.2 million (1.056 billion yen) plus interest. In its countersuit, the Ide Group alleges Takada had tricked them into buying the PPOL Certificates and borrowing money from them, using the PPOL Certificates as collateral. The Ide Group has alleged in its countersuit that each named counter-defendant conspired with Takada in a series of alleged unlawful and improper transactions resulting in the Ide Group's purchase of the PPOL Certificates and loan to Takada. At the time of the alleged series of transactions, Takada was neither a director nor officer of PPOL or AJOL. Green Capital has also contacted the Tokyo Metropolitan Police Department and has filed a criminal complaint against Nobuo Takada for alleged embezzlement of the PPOL Certificates registered in the name of FSIP and beneficially owned by Green Capital. Green Capital, Green Capital's then-CEO, PPOL, PPOL's and AJOL'S directors, and PPOL's operating subsidiary, AJOL have all denied knowledge of any of the alleged transactions and any improper conduct associated with such alleged transactions. Based, in part, on the advice of counsel, PPOL believes the ultimate resolution of this litigation will not have a material impact on the financial position, results of operations or cash flows of PPOL, and its subsidiary.

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

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

A - Exhibits:

    Exhibit 3.1     Articles of Incorporation and Amendments thereto (1)

    Exhibit 3.2     Bylaws (1)

    Exhibit 10.5 Purchase Agreement between PPOL, Inc. and Forval Corporation for shares of Gatefor, Inc. and Object Innovation. (2)

    Exhibit 10.15 Purchase Agreement, dated as of May 30, 2005, by and between PPOL, Inc., a California corporation, K.K. Green Capital, a Japan corporation, and K.K. U Service, a Japan corporation. (4)

    Exhibit 10.16 Stock Purchase Agreement, dated as of May 30, 2005, between PPOL, Inc., a California corporation, and K.K. Contents Provider Tokyo, a Japan corporation. (4)

    Exhibit 10.17 Stock Purchase Agreement, dated as of May 30, 2005, between PPOL, Inc., a California corporation, and K.K. Seagull, a Japan corporation. (4)

    Exhibit 10.18 Stock Purchase Agreement, dated as of May 30, 2005, between PPOL, Inc., a California corporation, and K.K. H.I. Consultants, a Japan corporation. (4)

    Exhibit 10.19 Stock Purchase Agreement, dated as of May 30, 2005, between PPOL, Inc., a California corporation, and K.K. System Partners, a Japan corporation. (4)

    Exhibit 10.20 Registration Rights Agreement, dated May 30, 2005, between PPOL, Inc., a California corporation and the INVESTORS (as defined). (4)

    Exhibit 31.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

    Exhibit 31.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

    Exhibit 32.1    Certification of Chief Executive Officer and Chief
                    Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.(3)

    Exhibit 99.1 Stock Purchase Agreement denoting change in control of registrant. (1)


(1) Previously filed with the SEC as an exhibit to SC 13D, filed on April 15, 2005, and is incorporated herein by reference.

(2) Previously filed with the SEC an exhibit to the Company's 8-k filed on April 4, 2005, and is incorporated herein by reference.

(3) Filed herewith.

(4) Previously filed with the SEC an exhibit to the Company's 8-k filed on June 3, 2005, and is incorporated herein by reference.

B - Reports on Form 8-K

     1) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PPOL, Inc.
                                         ---------------------------------------
                                         (Registrant)


March 3, 2008                        /s/ Masao Yamamoto
---------------                          ---------------------------------------
Date                                     Masao Yamamoto, Chief Executive Officer


March 3, 2008                        /s/ Richard Izumi
---------------                          ---------------------------------------
Date                                     Richard Izumi, Chief Financial Officer