Form 10-Q
period 2006-09-30
PPOL INC
filed 2008-03-12
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended September 30, 2006

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

                                   PPOL, Inc.
                       2006 Quarterly Report on Form 10-Q
                                Table of Contents


PART 1:                                                                        3
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                     3
         Consolidated Balance Sheets as of September 30, 2006(unaudited)
            and March 31, 2006                                                 3
         Consolidated Statements of Operations and Comprehensive (Loss)
            Income for the three months ended
            September 30, 2006 and 2005 (unaudited)                            4
         Consolidated Statements of Operations and Comprehensive (Loss)
            Income for the six months ended
            September 30, 2006 and 2005 (unaudited)                            5
         Consolidated Statements of Cash Flows for the six months ended
            September 30, 2006 and 2005 (unaudited)                            6
         Notes to Consolidated Financial Statements                            7

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            16
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           19
ITEM 4T: CONTROLS AND PROCEDURES                                              24

PART 2:                                                                       25
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    25
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            25
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      25
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  25
ITEM 5:  OTHER INFORMATION                                                    25
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     26

SIGNATURES                                                                    26
--------------------------------------------------------------------------------

EXHIBITS:                                                                     27
--------------------------------------------------------------------------------

Exhibit 31.1 - CEO Certification                                              27
Exhibit 31.2 - CFO Certification                                              28
Exhibit 32.1 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                     29


                                        2


PART 1:
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                                   PPOL, INC.
                           CONSOLIDATED BALANCE SHEETS


                    ASSETS                       September 30,      March 31,
                                                     2006              2006
                                                 -------------    -------------
                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $   6,305,148    $   6,616,877
  Trade accounts receivable                            202,691          387,592
  Inventories                                          336,639        2,108,211
  Deferred costs, current                           30,564,917       38,972,218
  Deferred income taxes, current                                      6,506,531
  Prepaid expenses and other current assets            235,829        1,221,656
                                                 -------------    -------------

          Total current assets                      37,645,224       55,813,085

Restricted cash                                     21,322,002       21,124,979
Property and equipment, net                            329,060          447,914
Software, net                                        4,851,561        6,171,046
Deferred costs, non-current                         10,909,696       24,126,665
Deferred income taxes, non-current                          --        3,990,423
Lease deposits                                         129,787          442,820
Other assets                                         1,003,496          987,191
                                                 -------------    -------------
                                                 $  76,190,826    $ 113,104,123
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                               $   2,538,742    $   4,057,276
  Advances received                                     12,988           41,978
  Deferred revenue, current                         42,808,865       53,439,556
  Income taxes payable                                   7,194           31,431
  Other current liabilities                            805,286          839,018
                                                 -------------    -------------

          Total current liabilities                 46,173,075       58,409,259

 Advances received, Cube                            13,868,404       21,124,979
 Deferred revenue, non-current                      21,322,002       31,092,345
                                                 -------------    -------------
          TOTAL LIABILITES                          81,363,481      110,626,583
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' DEFICIT:
  Common Stock; $0.001 par value;
    100,000,000 shares authorized;
    205,428.75 shares issued
    and outstanding                                     20,543           20,543
  Additional paid-in capital                        14,501,798       14,501,798
  Total other comprehensive income                   2,020,398        2,071,108
  Accumulated deficit                              (21,715,394)     (14,115,909)
                                                 -------------    -------------

          Total shareholders' deficit               (5,172,655)       2,477,540
                                                 -------------    -------------
                                                 $  76,190,826    $ 113,104,123
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        3












                                   PPOL, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                 Three months     Three months
                                                     ended            ended
                                                 September 30,    September 30,
                                                     2006             2005
                                                 -------------    -------------
                                                  (Unaudited)       (Unaudited)
                                                                    (Restated)
NET REVENUE:
   Product Sales                                 $  13,831,954    $  19,654,297
   Service Fee Income                                4,129,371        7,541,140
                                                 -------------    -------------

          Total                                     17,961,325       27,195,437
                                                 -------------    -------------

COSTS AND EXPENSES:
   Cost of sales - Goods                             3,198,199        6,032,711
   Cost of sales - Services                          2,396,673        1,902,692
   Distributor incentives                            7,792,684       11,265,491
   Selling, general and administrative expenses      2,376,999        8,530,794
                                                 -------------    -------------

          Total costs and expenses                  15,764,555       27,731,688
                                                 -------------    -------------

OPERATING INCOME (LOSS)                              2,196,770         (536,251)

OTHER INCOME, net
Interest income, net                                        82               --
Other income, net                                       95,278           25,342
                                                 -------------    -------------
Total other income, net                                 95,360           25,342

INCOME (LOSS) BEFORE INCOME TAXES                    2,292,130         (510,909)
                                                 -------------    -------------

INCOME TAXES EXPENSE (BENEFIT):
   Current                                                 230         (951,967)
   Deferred                                                 --        1,616,932
                                                 -------------    -------------

          Total income taxes                               230          664,965
                                                 -------------    -------------

NET INCOME (LOSS)                                    2,291,900       (1,175,874)

OTHER COMPREHENSIVE INCOME
          Foreign currency translation                  58,844          225,841
                                                 -------------    -------------

COMPREHENSIVE INCOME (LOSS)                      $   2,350,744    $    (950,033)
                                                 =============    =============

NET INCOME (LOSS) PER COMMON SHARE,
     Basic                                       $       11.16    $       (5.72)
                                                 =============    =============
     Diluted                                     $       11.16    $       (5.72)
                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                          205,428.75       205,428.81
                                                 =============    =============
     Diluted                                        205,428.75       205,428.81
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        4












                                   PPOL, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                  Six months       Six months
                                                     ended            ended
                                                 September 30,    September 30,
                                                     2006             2005
                                                 -------------    -------------
                                                  (Unaudited)      (Unaudited)
                                                                   (Restated)

NET REVENUE:
  Product Sales                                  $  29,864,344    $  43,157,411
  Service Fee Income                                 8,617,522       15,882,451
                                                 -------------    -------------

          Total                                     38,481,866       59,039,862
                                                 -------------    -------------

COSTS AND EXPENSES:
Cost of sales -- Goods                               8,884,730       12,528,465
Cost of sales - Services                             4,492,314        4,237,526
Distributor incentives                              17,374,096       25,669,676
Selling, general and administrative expenses         4,766,138       20,137,961
                                                 -------------    -------------

          Total costs and expenses                  35,517,278       62,573,628
                                                 -------------    -------------

OPERATING INCOME (LOSS)                              2,964,588       (3,533,766)

OTHER INCOME, net
Interest income, net                                       241               --
Other income, net                                      139,376           12,556
                                                 -------------    -------------
Total other income, net                                139,617           12,556

INCOME (LOSS) BEFORE INCOME TAXES                    3,104,205       (3,521,210)
                                                 -------------    -------------

INCOME TAX EXPENSE:
  Current                                              206,736          469,967
  Deferred                                          10,496,954          226,957
                                                 -------------    -------------

          Total income taxes                        10,703,690          696,924
                                                 -------------    -------------

NET LOSS                                            (7,599,485)      (4,218,134)

OTHER COMPREHENSIVE LOSS
          Foreign currency translation                 (50,710)         894,306
                                                 -------------    -------------

COMPREHENSIVE LOSS                               $  (7,650,195)   $  (3,323,828)
                                                 =============    =============

NET LOSS PER COMMON SHARE,
     Basic                                       $      (36.99)   $      (21.39)
                                                 =============    =============
     Diluted                                     $      (36.99)   $      (21.39)
                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                          205,428.75       197,165.15
                                                 =============    =============
     Diluted                                        205,428.75       197,165.15
                                                 =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        5











                                               PPOL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six months       Six months
                                                                             ended            ended
                                                                         September 30,    September 30,
                                                                             2006             2005
                                                                         -------------    -------------
                                                                          (Unaudited)      (Unaudited)
                                                                                           (Restated)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                               $  (7,599,485)   $  (4,218,134)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Depreciation and amortization                                           1,323,669        2,089,778
     Loss on disposal of property and equipment                                 24,476        1,130,081
     Loss on disposition and sale of software                                   68,280               --
     Gain from sale of telephone rights                                         (2,029)              --
     Deferred income taxes                                                  10,496,954          226,957
  CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS:
     Restricted cash                                                          (264,871)      (2,222,946)
     Trade accounts receivable                                                 187,930        1,141,903
     Inventories                                                             1,825,036       (1,399,321)
     Advance payments                                                               --        1,030,160
     Deferred costs                                                         21,925,116      (10,199,919)
     Prepaid expenses and other                                                996,244         (112,045)
    INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable                                                       (1,540,803)      (1,688,053)
     Advances received                                                         (29,521)      (1,858,444)
     Advances received - Cube                                                  264,871        2,222,946
     Deferred revenue                                                      (28,232,398)      11,741,246
     Income taxes payable                                                      (24,692)        (505,601)
     Other current liabilities                                                 (13,882)        (272,714)
                                                                         -------------    -------------

          Total adjustments                                                  7,004,380        1,324,028
                                                                         -------------    -------------

          Net cash used for operating activities                              (595,105)      (2,894,106)
                                                                         -------------    -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (41,169)        (207,851)
    Additions to Guarantee Deposits                                            (71,747)        (125,260)
    Proceeds from sale of equipment                                             51,592               --
    Acquisition of K.K. U Service                                                   --       (1,555,330)
    Cash of acquired entity - K.K. U Service                                        --          760,812
    Receipt on sale of software                                                  4,603               --
    Return on guarantee deposits                                                39,022               --
    Net Change in Lease deposits                                               318,800               --
    Other assets                                                                    --          724,476
    Other                                                                           --          (19,530)
                                                                         -------------    -------------

          Net cash used for investing activities                               301,101         (422,683)
                                                                         -------------    -------------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Repayment of loan from majority shareholder                                     --       (1,115,760)
    Issuance of common stock                                                        --       10,196,516
    Return of capital to Green Capital                                              --       (1,967,092)
                                                                         -------------    -------------

          Net cash provided by financing activities                                 --        7,113,664
                                                                         -------------    -------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (17,725)        (522,349)
                                                                         -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (311,729)       3,274,526
CASH AND CASH EQUIVALENTS, beginning of period                               6,616,877       12,007,537
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                 $   6,305,148    $  15,282,063
                                                                         =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION -
     Income taxes paid                                                   $         800    $     992,367
                                                                         =============    =============
     Interest paid                                                       $      50,876    $       5,675
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

     BASIS OF PRESENTATION:

          The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2006 and 2005 included in the Company's Form 10-K. The results of the three and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending March 31, 2007.

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

          These reclassifications, which did not have any effect on previously reported net income or shareholders' deficit, are summarized below:


                                       As reported      As reported       Effect of
                                      in prior year       herein       reclassification
Three months ended September 30, 2005:

Product Sales and Network Service      $20,832,620               --      $(20,832,620)
Other On-Line Services                   7,143,820               --        (7,143,820)
Product sales                                   --      $19,654,297        19,654,297
Service fee income                              --        7,541,140         7,541,140
Consulting revenues                         30,630               --           (30,630)
                                       -----------      -----------      ------------
Total revenues                          28,007,070       27,195,437          (811,633)
                                       -----------      -----------      ------------
Coat of sales                            8,747,036               --        (8,747,036)
Cost of sales - goods                                     6,032,711         6,032,711
Cost of sales - services                        --        1,902,692         1,902,692
                                       -----------      -----------      ------------
  Total cost of sales                    8,747,036        7,935,403          (811,633)
                                       -----------      -----------      ------------
Gross profit                           $19,260,034      $19,260,034                --
                                       ===========      ===========      ============

Six months ended September 30, 2005:

Product Sales and Network Service      $47,831,450              --       $(47,831,450)
Other On-Line Services                  12,775,206              --        (12,775,206)
Product sales                                   --      $43,157,411        43,157,411
Service fee income                              --       15,882,451        15,882,451
Consulting revenues                         30,630               --           (30,630)
                                       -----------      -----------      ------------
Total revenues                          60,637,286       59,039,862        (1,597,424)
                                       -----------      -----------      ------------
Coat of sales                           18,363,415               --       (18,363,415)
Cost of sales - goods                           --       12,528,465        12,528,465
Cost of sales - services                        --        4,237,526         4,237,526
                                       -----------      -----------      ------------
  Total cost of sales                   18,363,415       16,765,991        (1,597,424)
                                       -----------      -----------      ------------
Gross profit                           $42,273,871      $42,273,871                --
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

          As PPOL has not granted any options during the three and six months ended September 30, 2006, the average risk free interest rate; average volatility factor of the expected market price of the Company's common stock; and an expected life of the options are not presented herein.

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

          Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the six months ended September 30, 2005:

Net income (loss) as reported (in thousands $)                  $  (4,218)
Stock compensation calculated under APB25 (in thousands $)              -
Stock compensation calculated under SFAS 123 (in thousands $)        (532)
                                                                ---------
Pro forma (in thousands $)                                      $  (4,750)
                                                                =========
Primary earnings per share as reported                          $  (21.39)
Pro forma                                                       $  (24.09)
Fully diluted earnings per share as reported                    $  (21.39)
Pro forma                                                       $  (24.09)

(2) EARNINGS PER SHARE

                                                                          Three months ended
                                                                             September 30
                                                                             -------------
Components of Basic and Diluted Earnings per Share                       2006           2005
                                                                         ----           ----

Numerator - Net income (loss) (in thousands $)                        $ 2,292       $(1,176)

Denominator

     Basic EPS - weighted average shares outstanding                205,428.75    205,428.81

     Diluted effect of assumed conversion of stock-based awards              0             0

     Diluted EPS adjusted weighted -average shares outstanding      205,428.75    205,428.81

Earnings per share

     Basic EPS                                                         $11.16         $(5.72)

     Diluted EPS                                                       $11.16         $(5.72)


                                                                          Six months ended
                                                                            September 30
                                                                            -------------
Components of Basic and Diluted Earnings per Share                       2006           2005
                                                                         ----           ----

Numerator - Net loss (in thousands $)                                  $(7,599)      $(4,218)

Denominator

     Basic EPS - weighted average shares outstanding                205,428.75    197.165.15

     Diluted effect of assumed conversion of stock-based awards              0             0

     Diluted EPS adjusted weighted -average shares outstanding      205,428.75    197.165.15

Earnings per share

     Basic EPS                                                        $(36.99)       $(21.39)

     Diluted EPS                                                      $(36.99)       $(21.39)

For the three and six month periods ending on September 30, 2006 and 2005, we did not include stock options to purchase 13,000 shares of common stock in both periods' calculations of diluted earnings per share because their inclusion would be anti-dilutive.

(3) NEW ACCOUNTING PRONOUCEMENTS

INCOME TAXES

          In June 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes ("FIN 48"). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation is effective for the fiscal year commencing on April 1, 2007 for PPOL. There is no impact of this interpretation on our Consolidated Financial Statements.

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

(4) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

          On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese Corporation ("USC") based in Tokyo, Japan. Pursuant to the Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY380,000,000). Seller is the majority owner in Foster Strategic Management Partnership, a Singapore partnership, which in turn owns 10,547,594 shares of the Company's common stock, representing approximately 58.62% of the Company's issued and outstanding stock.
          The following summarizes the unaudited assets acquired and liabilities assumed in connection with the acquisition described in the preceding paragraph:

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
                                                     ==========

          In the 10-Q for the quarter ended September 30, 2005, we reported the excess of purchase price over net assets, (originally reported as $1,761,211 and subsequently restated as $1,967,092 in the 10-Q for the quarter ended December 31, 2005) as Goodwill.

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

          The impact of these restatements is as follows:

                                                 Balance Sheet
                                                 -------------

                                                                       Additional
                                                   Comprehensive         Paid In         Accumulated
                                    Goodwill           Income            Capital           Deficit
                                    --------           ------            -------           -------
As stated in 9/2005 10-Q         $  1,761,211      $ (1,383,171)      $ 16,468,890       $(15,736,432)
As restated in 12/2005 10-Q         1,877,803        (1,499,763)
                                 ------------      ------------
  Impact                         $    116,592      $   (116,592)
                                 ============      ============
As restated in 12/2005 10-Q      $  1,877,803      $ (1,499,763)
As restated in 3/2006 10-K                           (1,589,052)        14,501,798
                                 ------------      ------------       ------------
  Impact                         $ (1,877,803)     $    (89,289)        (1,967,092)
                                 ============      ============       ============
As restated in 3/2006 10-K                           (1,589,052)
As restated herein                                   (1,800,125)                          (15,947,505)
                                                   ------------                          ------------
  Impact                                           $   (211,073)                         $   (211,073)
                                                   ============                          ============

                                 Statement of Operations and Comprehensive (Loss) Income (3 months)
                                 ------------------------------------------------------------------

                                     Other
                                 Comprehensive      Selling, General                       Net loss        Net loss
                                Gain - Foreign      & Administrative                       per share       per share
                             Currency Translation       Expenses          Net loss           Basic          Diluted
                             --------------------       --------          --------           -----          -------

As stated in 9/2005 10-Q         $  (233,948)          $8,544,909       $(1,190,217)       $ (5.79)         $ (5.79)
As restated in 12/2005 10-Q         (192,683)
                                 -----------
  Impact                         $    41,265
                                 ===========

As restated in 12/2005 10-Q      $  (192,683)
As restated in 3/2006 10-K          (233,948)
                                 ------------
  Impact                         $   (41,265)
                                 ============
As restated in 3/2006 10-K          (233,948)
As restated herein                  (493,046)           8,530,794        (1,175,874)         (5.72)           (5.79)
                                 -----------           ----------       -----------        -------          -------
  Impact                         $  (259,098)          $  (14,115)      $    14,343        $  0.07          $  0.07
                                 ===========           ==========       ===========        =======          =======

                                 Statement of Operations and Comprehensive (Loss) Income (6 months)
                                 ------------------------------------------------------------------

                                     Other
                                 Comprehensive      Selling, General                       Net loss        Net loss
                                Gain - Foreign      & Administrative                       per share       per share
                             Currency Translation       Expenses          Net loss           Basic          Diluted
                             --------------------       --------          --------           -----          -------

As stated in 9/2005 10-Q         $  (477,352)      $19,926,888      $(4,007,061)           $(20.32)         $(20.32)
As restated in 12/2005 10-Q         (593,944)
                                 -----------
  Impact                         $  (116,592)
                                 ===========

As restated in 12/2005 10-Q      $  (593,944)
As restated in 3/2006 10-K          (683,233)
                                 -----------
  Impact                         $   (89,289)
                                 ===========
As restated in 3/2006 10-K          (683,233)
As restated herein                  (894,306)       20,137,961       (4,218,134)            (21.39)         (21.39)
                                 -----------       -----------      -----------            -------         -------
  Impact                         $  (211,073)      $   211,073      $  (211,073)           $ (1.07)        $ (1.07)
                                 ===========       ===========      ===========            =======         =======

 (5) RELATED PARTY TRANSACTIONS

    ADVANCED COMMUNICATIONS

          During the quarter and year-to-date ended September 30, 2006, PPOL entered into the following transactions with Advanced Communications K.K., a Japanese corporation that is 79.55% owned by Green Capital:

                                               Quarter         Year-to-date
                                               -------         ------------

          Information technology services    $ 1,722,033       $  3,745,812
          Inventory purchases                          -             65,426
          Other, net                             (94,580)           (96,312)
                                             -----------       ------------
                                             $ 1,627,453       $  3,714,926
                                             ===========       ============

          At September 30, 2006, PPOL's accounts payable Advanced Communications were $509,033

     SEAGULL

          During the quarter and year-to-date ended September 30, 2006, PPOL paid K.K. Seagull (Seagull), a Japanese corporation and shareholder of 9,270 shares the Company's common stock, $7,753 and $15,957, respectively, for sales promotion activities performed for PPOL.

     U-WORLD

          During the quarter and year-to-date ended September 30, 2006, PPOL entered into the following transactions with U-World, a Japanese corporation, that is a wholly-owned subsidiary of Seagull and its CEO is Yoshiyuki Aota, a Director of PPOL:

                                               Quarter         Year-to-date
                                               -------         ------------

          Service fee income                 $   127,760       $    266,135
          Administrative expenses, net           (65,851)          (191,700)
                                             -----------       ------------
                                             $    61,909       $     74,435
                                             ===========       ============

          At September 30, 2006, PPOL's accounts payable to U-World, net of accounts receivable of $11,040 was $146,927.

 (6) DEFERRED REVENUES AND DEFERRED COSTS:

          Activity for deferred revenues and deferred costs are contained in the table below:

                                              Deferred Costs                  Deferred Revenues
                                      ------------------------------    ------------------------------
                                         Current        Non-current        Current        Non-current
                                      -------------    -------------    -------------    -------------
Beginning balance, March 31, 2006     $  38,972,218    $  24,126,665    $  53,439,556    $  31,092,345
   Additional deferrals                     546,716               --        3,206,686               --
   Released amounts                      (9,027,658)     (13,444,174)     (13,918,010)     (17,521,074)
   Exchange rate effect                      73,641          227,205           80,633          297,133
                                      -------------    -------------    -------------    -------------
Ending balance, September 30, 2006    $  30,564,917    $  10,909,696    $  42,808,865    $  13,868,404
                                      =============    =============    =============    =============

(7) STOCK OPTIONS:

          The Company established a stock option plan in March 2004 (the "2004 Plan"). In accordance with the 2004 Plan, the Company is authorized to issue incentive stock options and non-qualified stock options for up to 2,000,000 shares of the Company's common stock to employees, directors and consultants. A summary of the Company's stock option plan activity is presented below:

                                                Weighted Average    Aggregate
                                       Options   Exercise Price  Intrinsic Value
                                       -------   --------------  ---------------

Outstanding at March 31, 2006           13,000      $400                --
Granted                                     --        --                --
Exercised                                   --        --                --
Forfeited                                   --        --                --
Expired                                     --        --                --
                                        ------      ----             -----
Outstanding at September 30, 2006       13,000      $400                --
                                        ======      ====             =====

The following table summarizes information about the stock options outstanding and exercisable at September 30, 2006:

                                     Options Outstanding                 Options Exercisable
                            --------------------------------------       -----------------------
                                           Weighted
Fiscal                                      Average       Weighted                      Weighted
 Year         Range of                     Remaining      Average                        Average
Options       Exercise                    Contractual     Exercise                      Exercise
Granted        Prices         Options        Life           Price          Options        Price
-------        ------         -------        ----           -----          -------        -----
2004           $400            12,200       7.50             $400           12,200         $400
2005           $400               800       7.75             $400              800         $400
2006             --                --         --               --               --           --
2007             --                --         --               --               --           --
                               ------       ----             ----           ------         ----
Total                          13,000       7.52             $400           13,000         $400
                               ======       ====             ====           ======         ====

          As of September 30, 2006, there was no unrecognized compensation cost related to stock options outstanding. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

(8) COMMITMENTS & CONTINGENCIES:

          As of September 30, 2006 the Company had various professional consulting service contracts and operating leases in effect which collectively will require payments of $155,763, $78,156 and none in the 12 months ending September 30, 2007, 2008, and thereafter, respectively.

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

Some of the key developments during the quarter year ended September 30, 2006 include:

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

Our revenues have declined approximately 34% in the quarter ended September 30, 2006 from the comparable period of the prior year. We believe that Mr. Aota's involvement in U-World has been a significant factor in this decline.

LONG TERM OUTLOOK

Notwithstanding our return to profitability before income taxes, the long term outlook for the Company is bleak without the active involvement of Mr. Aota. While AJOL, our sole operating subsidiary in Japan, is projected to have income under US generally accepted accounting principles in the near term future, it is projected to have losses consistently for Japanese tax reporting purposes. This means the deferred tax assets will not provide future economic benefits. Thus we established a 100% valuation allowance for the remaining deferred tax assets in the first quarter. This resulted in an income tax expense of $10.7 million although our income before income taxes were approximately $3.1 million.

The majority of the income before income taxes is attributable to the recognition of deferred revenue and related costs to that were recognized as income and expense for financial accounting purposes. Deferred revenues and related costs are attributable to (1) shipments of our MOJICO units primarily in prior periods, and (2) on-line service fee subscriptions and renewals. As such recognition of deferred revenues and the related costs in the current period do not necessarily indicate current performance.

In the current period, shipments of MOJICO units were negligible although renewals have been stable. As such we had made a conscientious effort to the reduced our selling, general and administrative costs.

GOING CONCERN

The financial statements have been prepared on the basis of PPOL continuing as a "going concern" despite declining sales, losses incurred, working capital and shareholders' deficit and decline in cash as (1) management has been able to adjust PPOL's organizational structure to reduce substantially selling, general and administrative costs, subsequent to March 31, 2006, and (2) working capital deficit has been reduced from a high of $13.9 million at March 31, 2005 to $8.5 million at September 30, 2006. In addition, as discussed more fully, on page 18, under Liquidity and Capital Resources, our unrestricted cash balance exceeded our cash consuming current liabilities by over $2.9 million at September 30, 2006.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Product Sales. For the three months ended September 30, 2006 revenues of this category have decreased by $5,822,343 or 29.6% in comparison to the same period of the prior year. The decrease is primarily due to the reduced amount of time Mr. Aota has been able to devote to PPOL business resulting in negligible shipments in the quarter of our MOJICO products and expanding sales force of U-World.

Service Fee Income. For the three months ended September 30, 2006, revenues decreased by $3,411,770 or 45.2% over the comparable period of the prior year due to changes in Japanese regulations that prohibited us from providing administrative services for insurance policies, which, until the fourth quarter of the year ending March 31, 2006, was our primary source of service fee income.

Cost of Sales - Goods. Cost of sales, expressed as a percentage of sales declined to 23.1% during the three months ended September 30, 2006 from 30.7% in the prior year due to increased profit margins on products sold.

Cost of Sales - Services. For the three months ended September 30, 2006, the cost of sales, expressed as a percentage of sales increased to 58.0% for the quarter ended September 30, 2006 from 25.2% in the comparable period of the prior year due to fixed overhead costs that could not be eliminated upon the elimination of administrative services for insurance policies as a source of service fee income.

Distributor Incentives. For the three months ended September 30, 2006, distributor incentives decreased by approximately $3.5 million or 30.8% in comparison to the 34.0% decline in revenues due to higher overall distributor incentive rates in the current period.

Selling, General and Administrative Expense. For the three months ended September 30, 2006, selling, general and administrative expenses decreased by approximately $6.2 million or 72.1% in comparison to the same period of the prior year. The decline was due to fewer employees, and consequently, lower salaries expense for the three months ended September 30, 2006.

Income Tax Expense. For the three months ended September 30, 2006, income tax expense was negligible even though the Company had pretax income of $2,291,130 as the Company's operating subsidiary had a loss for tax reporting purposes and the related deferred tax asset was previously written off in the first quarter of the current year as no future economic benefit is anticipated.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

Product Sales. For the six months ended September 30, 2006 revenues of this category have decreased by $13,293,067 or 30.8% in comparison to the same period of the prior year. The decrease is primarily due to the reduced amount of time Mr. Aota has been able to devote to PPOL business.

Service Fee Income. For the six months ended September 30, 2006, revenues decreased by $7,264,929 or 45.7% over the comparable period of the prior year due to changes in Japanese regulations that prohibited us from providing administrative services for insurance policies.

Cost of Sales - Goods. Cost of sales, expressed as a percentage of sales remained relatively comparable at 29.8% for the six months ended September 30, 2006 vs. 29.0% during the comparable period of the prior year.

Cost of Sales - Services. For the six months ended September 30, 2006, the cost of sales, expressed as a percentage of sales increased to 52.1% for the six months ended September 30, 2006 from 26.7% in the prior year primarily due to fixed overhead costs in the current year.

Distributor Incentives. For the six months ended September 30, 2006, distributor incentives decreased by approximately $8.3 million or 32.3% in comparison to the 34.8% decline in revenues due to slightly higher overall distributor incentive rates in the current period.

Selling, General and Administrative Expense. For the six months ended September 30, 2006, selling, general and administrative expenses decreased by approximately $15.4 million or 76% in comparison to the same period of the prior year. The decrease was due to fewer employees, and consequently, lower salaries expense for the six months ended September 30, 2006. Also, the selling, general, and administrative expense for six months ended September 30, 2005 included office relocation expenses that did not recur in 2006.

Income Tax Expense. For the six months ended September 30, 2006, income tax expense was approximately 350% of pretax income primarily due to the write off deferred tax assets that we had determined will not have future economic benefit.

Inventories at September 30, 2006 had declined by $1,771,572 from March 31, 2006, primarily due to the write-off of slow moving inventories of $1.8 million.

Deferred Costs. For the six months ended September 30, 2006, short term deferred costs decreased by approximately 21.6% from $38,972,218 in March 31, 2006 to $30,564,917. Similarly, long term deferred costs decreased by 54.8%, from $24,126,665 to $10,909,696. When the Company converted from network marketing to direct systems it ceased to generate both long and short term deferred costs from product sales. As a result, both accounts experienced a decline.

Deferred Revenues. For the three months ended June 30, 2006, short term deferred revenues decreased by 19.9% to $42,808,865 from $53,439,556 at March 31, 2006.
Similarly, long term deferred costs decreased by 31.4% to $21,322,002 from $31,092,345. When the Company converted from the network marketing to direct systems it ceased to generate both long and short term deferred revenues from product sales. As a result, both accounts experienced a decline.

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

During the six months ended September 30, 2006, our cash position had a net decline of $311,729, or 4.7%. Cash used by operating activities of $595,105, were offset by cash provided investing activities of $301,101 and negative impact of foreign currency exchange of $17,725. Management believes that cash flow from operations and the revolving credit facility will adequately meet the working capital needs for the foreseeable future

At September 30, 2006, PPOL current liabilities exceeded current assets by $8,527,851. The primary cause of this working capital deficiency is the excess of deferred revenues over deferred costs by $12,243,948. It should be noted, however, that the liquidation of deferred costs and deferred revenues will not consume or provide any cash. At September 30, 2006, current assets other than deferred costs exceeded current liabilities other than deferred revenues by approximately $3,700,000. Our unrestricted cash balance alone, exceeded our cash consuming current liabilities by over $2,900,000.

CONTRACTUAL OBLIGATIONS

The Company projects that it will need to satisfy at least $155,763, and $78,156 of lease and contract obligations within the twelve months following September 30, 2006, and 2007, respectively. Thereafter, there are no further obligations.

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

DEPENDENCE ON NEW SUBSCRIBERS

Historically, our operating results have depended on revenues received from sales of the SF-70 and U-Phone products. SF-70 and U-Phone sales have accounted for a majority of our annual revenue. SF-70 and U-Phone sales are primarily made to our new customers. As a result, future revenues are primarily dependent on our ability to generate new customers for our SF-70 and U-Phones hardware and UU Online services. We have been unable to generate new subscribers at the rate that we have been able to in the past. As a result, there can be no assurances that we will be able to generate sufficient new subscribers to remain profitable. We do not have any substantial historical basis for predicting the rate of increase in our subscriber base.

DEPENDENCE ON RENEWALS

As a result of our inability to generate new subscribers at the rate that we have been able to in the past, we will need to rely more heavily on renewals. There can be no assurances that we will be able to generate sufficient renewals to remain profitable. We do not have any substantial historical basis for predicting the rate of renewal increase in our subscriber base.

LACK OF PROFITABLE OPERATIONS

The Company recorded net losses for fiscal years ending March 31, 2006 and 2005 of $2,386,538 and $2,740,733, respectively, and an accumulated deficit of 14,115,909, at March 31, 2006. The Company's ability to continue in business and maintain its financing arrangements would be adversely affected by a continued lack of profitability. During the quarter ended September 30, 2006, we had net income of $2,291,901. However, our performance during this quarter does not assure future profitability.

WORKING CAPITAL DEFICIT

At September 30, 2006, our current liabilities exceeded current assets by $8,527,851. See discussion on Going Concern on page 17 and Liquidity and Capital Resources section on page 18.

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

ITEM 4T: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Masao Yamamoto, our Chief Executive Officer, and Richard Izumi, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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