Form 10-Q
period 2006-12-31
PPOL INC
filed 2008-03-12
CIK 1202507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2006

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

                                   PPOL, Inc.
                       2006 Quarterly Report on Form 10-Q
                                Table of Contents


PART 1:                                                                        3
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                     3
         Consolidated Balance Sheets as of December 31, 2006(unaudited)
            and March 31, 2006                                                 3
         Consolidated Statements of Operations and Comprehensive (Loss)
            Income for the three months ended
            December 31, 2006 and 2005 (unaudited)                             4
         Consolidated Statements of Operations and Comprehensive (Loss)
            Income for the nine months ended
            December 31, 2006 and 2005 (unaudited)                             5
         Consolidated Statements of Cash Flows for the nine months ended
            December 31, 2006 and 2005 (unaudited)                             6
         Notes to Consolidated Financial Statements                            7

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            14
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           17
ITEM 4T: CONTROLS AND PROCEDURES                                              23

PART 2:                                                                       24
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    24
ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                            24
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      24
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  24
ITEM 5:  OTHER INFORMATION                                                    24
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     25

SIGNATURES                                                                    25
--------------------------------------------------------------------------------

EXHIBITS:                                                                     26
--------------------------------------------------------------------------------

Exhibit 31.1 - CEO Certification                                              26
Exhibit 31.2 - CFO Certification                                              27
Exhibit 32.1 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                     28


PART 1:
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                                   PPOL, INC.
                           CONSOLIDATED BALANCE SHEETS


                    ASSETS                        December 31,      March 31,
                                                     2006              2006
                                                 -------------    -------------
                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $   6,865,564    $   6,616,877
  Trade accounts receivable                            316,313          387,592
  Inventories                                          317,388        2,108,211
  Deferred costs, current                           26,299,678       38,972,218
  Deferred income taxes, current                            --        6,506,531
  Prepaid expenses and other current assets            390,855        1,221,656
                                                 -------------    -------------

          Total current assets                      34,189,798       55,813,085

Restricted cash                                     20,844,862       21,124,979
Property and equipment, net                            275,302          447,914
Software, net                                        4,200,448        6,171,046
Deferred costs, non-current                          5,879,364       24,126,665
Deferred income taxes, non-current                          --        3,990,423
Lease deposits                                         128,505          442,820
Other assets                                           927,076          987,191
                                                 -------------    -------------
                                                 $  66,445,355    $ 113,104,123
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   3,264,891    $   4,057,276
  Advances received                                     33,834           41,978
  Deferred revenue, current                         37,326,580       53,439,556
  Income taxes payable                                  10,685           31,431
  Other current liabilities                            689,746          839,018
                                                 -------------    -------------

          Total current liabilities                 41,325,736       58,409,259

 Advances received, Cube                            20,844,862       21,124,979
 Deferred revenue, non-current                       7,364,802       31,092,345
                                                 -------------    -------------
          TOTAL LIABILITES                          69,535,400      110,626,583
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' (DEFICIT) EQUITY:
  Common Stock; $0.001 par value;
    100,000,000 shares authorized;
    205,428.75 shares issued
    and outstanding                                     20,543           20,543
  Additional paid-in capital                        14,501,798       14,501,798
  Total other comprehensive income                   2,042,924        2,071,108
  Accumulated deficit                              (19,655,310)     (14,115,909)
                                                 -------------    -------------

          Total shareholders' (deficit) equity      (3,090,045)       2,477,540
                                                 -------------    -------------
                                                 $  66,445,355    $ 113,104,123
                                                 =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   PPOL, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                 Three months     Three months
                                                     ended            ended
                                                 December 31,     December 31,
                                                     2006             2005
                                                 -------------    -------------
                                                  (Unaudited)       (Unaudited)
                                                                    (Restated)
NET REVENUE:
Product Sales                                    $  12,181,413    $  18,116,000
Service Fee Income                                   4,123,235        6,953,610
                                                 -------------    -------------

          Total                                     16,304,648       25,069,610
                                                 -------------    -------------

COSTS AND EXPENSES:
Cost of sales - Goods                                1,662,829        5,041,340
Cost of sales - Services                             3,105,685        2,299,885
Distributor incentives                               7,088,656       11,360,244
Selling, general and administrative expenses         2,423,748        4,997,566
                                                 -------------    -------------

          Total costs and expenses                  14,280,918       23,699,035
                                                 -------------    -------------

OPERATING INCOME                                     2,023,730        1,370,575

OTHER INCOME, net
Interest income, net                                        75          (10,504)
Other income, net                                       36,896           25,274
                                                 -------------    -------------
Total other income, net                                 36,971           14,770

INCOME BEFORE INCOME TAXES                           2,060,701        1,385,345
                                                 -------------    -------------

INCOME TAXES EXPENSE (BENEFIT):
  Current                                                  617         (465,617)
  Deferred                                                  --        1,715,324
                                                 -------------    -------------

          Total income taxes                               617        1,249,707
                                                 -------------    -------------

NET INCOME                                           2,060,084          135,638

OTHER COMPREHENSIVE GAIN
          Foreign currency translation                  22,526          409,066
                                                 -------------    -------------

COMPREHENSIVE INCOME                             $   2,082,610    $     544,704
                                                 =============    =============

NET INCOME (LOSS) PER COMMON SHARE,
     Basic                                       $       10.03    $        0.66
                                                 =============    =============
     Diluted                                     $       10.03    $        0.66
                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                          205,428.75       205,428.81
                                                 =============    =============
     Diluted                                        205,428.75       205,428.81
                                                 =============    =============

NOTE: The effect of options is anti-dilutive and has been omitted from calculation of diluted earnings per share.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   PPOL, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                 Nine months      Nine months
                                                     ended            ended
                                                 December 31,     December 31,
                                                     2006             2005
                                                 -------------    -------------
                                                  (Unaudited)       (Unaudited)
                                                                    (Restated)
NET REVENUE:
Product sales                                    $  42,045,757    $  61,273,411
Service revenues                                    12,740,757       22,836,061
                                                 -------------    -------------

          Total                                     54,786,514       84,109,472
                                                 -------------    -------------

COSTS AND EXPENSES:
Cost of sales -- Goods                              10,547,559       17,569,805
Cost of sales - Services                             7,597,999        6,537,411
Distributor incentives                              24,462,752       37,029,920
Selling, general and administrative expenses         7,189,886       25,135,527
                                                 -------------    -------------

          Total costs and expenses                  49,798,196       86,272,663
                                                 -------------    -------------

OPERATING INCOME (LOSS)                              4,988,318       (2,163,191)

OTHER INCOME, net
Interest Expense (Income), net                             316          (10,504)
Other income, net                                      176,273           37,830
                                                 -------------    -------------
Total other income, net                                176,589           27,326

INCOME (LOSS) BEFORE INCOME TAXES                    5,164,907       (2,135,865)
                                                 -------------    -------------

INCOME TAX EXPENSE:
  Current                                              207,351            4,350
  Deferred                                          10,496,954        1,942,281
                                                 -------------    -------------

          Total income taxes                        10,704,305        1,946,631
                                                 -------------    -------------

NET LOSS                                            (5,539,398)      (4,082,496)

OTHER COMPREHENSIVE (LOSS) GAIN
          Foreign currency translation                 (28,184)       1,303,372
                                                 -------------    -------------

COMPREHENSIVE LOSS                               $  (5,567,582)   $  (2,779,124)
                                                 =============    =============

NET LOSS PER COMMON SHARE,
     Basic                                       $      (26.97)   $      (20.42)
                                                 =============    =============
     Diluted                                     $      (26.97)   $      (20.42)
                                                 =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                          205,428.75       199,939.81
                                                 =============    =============
     Diluted                                        205,428.75       199,939.81
                                                 =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                            PPOL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine months      Nine months
                                                                             ended            ended
                                                                         December 31,     December 31,
                                                                             2006             2005
                                                                         -------------    -------------
                                                                          (Unaudited)      (Unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                               $  (5,539,398)   $  (4,082,496)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Depreciation and amortization                                           1,959,038        2,756,565
     Loss on disposal of property and equipment                                 42,022        1,102,504
     Loss on disposition and sale of software                                   67,792
     Gain from sale of telephone rights                                         (2,066)
     Deferred income taxes                                                  10,496,071        1,942,281
  CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS:
     Restricted cash                                                            10,260       (2,493,138)
     Trade accounts receivable                                                  68,015        1,141,137
     Inventories                                                             1,834,401       (1,087,761)
     Advance payments                                                                0        1,012,713
     Deferred costs                                                         30,881,234        3,856,643
     Prepaid expenses and other                                                830,839           76,988
    INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable                                                         (759,308)      (7,014,014)
     Advances received                                                          (7,801)      (2,017,807)
     Advances received - Cube                                                  (10,260)       2,493,138
     Deferred revenue                                                      (39,748,444)      (6,947,850)
     Income taxes payable                                                      (20,863)        (962,199)
     Other current liabilities                                                (116,082)        (626,785)
                                                                         -------------    -------------

          Total adjustments                                                  5,524,848       (6,767,585)
                                                                         -------------    -------------

          Net cash used for operating activities                               (14,550)     (10,850,081)
                                                                         -------------    -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (40,875)       (262,675)
     Additions to Guarantee Deposits                                           (71,236)       (123,138)
     Receipt on sale of PP&E                                                    52,537
     Acquisition of K.K. U Service                                                   0      (1,555,330)
     Cash of acquired entity - K.K. U Service                                        0         760,812
     Receipt on sale of software                                                 5,101
     Additions to software                                                           0         (21,144)
     Net Change in Lease deposits                                              316,528         713,229
     Other assets                                                                    0         687,168
     Other                                                                           0           1,945
                                                                         -------------    -------------

          Net cash used for investing activities                               262,055         200,867

                                                                         -------------    -------------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Repayment of loan from majority shareholder                                    --       (1,115,760)
     Issuance of common stock                                                       --       10,196,516
     Return of capital to Green Capital                                             --       (1,967,092)
                                                                         -------------    -------------

          Net cash provided by financing activities                                 --        7,113,664
                                                                         -------------    -------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    1,182         (892,293)
                                                                         -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           248,687       (4,427,843)
CASH AND CASH EQUIVALENTS, beginning of period                               6,616,877       12,007,537
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                 $   6,865,564    $   7,579,694
                                                                         =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION -
     Income taxes paid                                                   $      32,175    $     985,403
                                                                         =============    =============
     Interest paid                                                       $           0    $      11,721
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

    BASIS OF PRESENTATION:

          The unaudited consolidated financial statements have been prepared by PPOL, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the prospective periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the years ended March 31, 2006 and 2005 included in the Company's Form 10-K. The results of the three and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year ending March 31, 2007.

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

          In addition, during the fourth quarter of 2006, PPOL reclassified the presentation of income derived from our handling of transactions involving products in which title was transferred to us, but we did not have the risk of carrying inventory. Previously, income from such transactions were reflected as sales and cost of sales. Prior year information has been reclassified to conform with current year presentation. The impact of such reclassification was to reduce both sales and cost of sales by $785,791, for the three months ended June 30, 2005.

          These reclassifications, which did not have any effect on previously reported net income or shareholders' deficit, are summarized below:


                                       As reported      As reported       Effect of
                                      in prior year       herein       reclassification
Three months ended December 31, 2005:

Product Sales and Network Service      $20,285,161               --      $(20,285,161)
Other On-Line Services                   5,939,440               --        (5,939,440)
Product sales                                   --      $18,116,000        18,116,000
Service fee income                              --        6,953,610         6,953,610
                                       -----------      -----------      ------------
Total revenues                          26,224,601       25,069,610        (1,154,991)
                                       -----------      -----------      ------------
Coat of sales                            8,496,216               --        (8,496,216)
Cost of sales - goods                           --        5,041,340         5,041,340
Cost of sales - services                        --        2,299,885         2,299,885
                                       -----------      -----------      ------------
  Total cost of sales                    8,496,216        7,341,225        (1,154,991)
                                       -----------      -----------      ------------
Gross profit                           $17,728,385      $17,728,385                --
                                       ===========      ===========      ============

Nine months ended December 31, 2005:

Product Sales and Network Service      $68,116,611               --      $(68,116,611)
Other On-Line Services                  18,714,646               --       (18,714,646)
Product sales                                   --      $61,273,411        61,273,411
Service fee income                              --       22,836,061        22,836,061
Consulting revenues                         30,630               --           (30,630)
                                       -----------      -----------      ------------
Total revenues                          86,861,887       84,109,472        (2,752,415)
                                       -----------      -----------      ------------
Coat of sales                           26,859,631               --       (26,859,631)
Cost of sales - goods                                    17,569,805        17,569,805
Cost of sales - services                        --        6,537,411         6,537,411
                                       -----------      -----------      ------------
  Total cost of sales                   26,859,631       24,107,216        (2,752,415)
                                       -----------      -----------      ------------
Gross profit                           $60,002,256      $60,002,256                --
                                       ===========      ===========      ============

STOCK BASED COMPENSATION

          The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant.

          Effective, April 1, 2006, the Company has adopted the provisions of SFAS 123 (revised 2004), "Share Based Payment" ("SFAS123R"). This Statement requires a public entity to measure the cost of employee Services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

          As PPOL has not granted any options during the three and nine months ended December 31, 2006, the average risk free interest rate; average volatility factor of the expected market price of the Company's common stock; and an expected life of the options are not presented herein.

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

          Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the nine months ended December 31, 2005:

Net income (loss) as reported (in thousands $)                  $  (4,082)
Stock compensation calculated under APB25 (in thousands $)              -
Stock compensation calculated under SFAS 123 (in thousands $)        (761)
                                                                ---------
Pro forma (in thousands $)                                      $  (4,843)
                                                                =========
Primary earnings per share as reported                          $  (20.42)
Pro forma                                                       $  (24.22)
Fully diluted earnings per share as reported                    $  (20.42)
Pro forma                                                       $  (24.22)

(2) EARNINGS PER SHARE

                                                                         Three months ended
                                                                            December 31,
                                                                            ------------
Components of Basic and Diluted Earnings per Share                       2006          2005
                                                                         ----          ----

Numerator - Net income (in thousands $)                               $ 2,060       $   136

Denominator

     Basic EPS - weighted average shares outstanding               205,428.75    205,428.81

     Diluted effect of assumed conversion of stock-based awards             0             0

     Diluted EPS adjusted weighted -average shares outstanding     205,428.75    205,428.81

Earnings per share

     Basic EPS                                                        $10.03         $ 0.66

     Diluted EPS                                                      $10.03         $ 0.66


                                                                          Nine months ended
                                                                             December 31,
                                                                             ------------
Components of Basic and Diluted Earnings per Share                       2006          2005
                                                                         ----          ----

Numerator - Net loss (in thousands $)                                 $(5,539)      $(4,082)

Denominator

     Basic EPS - weighted average shares outstanding               205,428.75    199,939.81

     Diluted effect of assumed conversion of stock-based awards             0             0

     Diluted EPS adjusted weighted -average shares outstanding     205,428.75    199,939.81

Earnings per share

     Basic EPS                                                       $(26.97)       $(20.42)

     Diluted EPS                                                     $(26.97)       $(20.42)

For the three and nine month periods ending on December 31, 2006 and 2005, we did not include stock options to purchase 13,000 shares of common stock in both periods' calculations of diluted earnings per share because their inclusion would be anti-dilutive.

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

(4) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

          On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese Corporation ("USC") based in Tokyo, Japan. Pursuant to the Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY3800,000). Seller is the majority owner in Foster Strategic Management Partnership, a Singapore partnership, which in turn owns 10,547,594 shares of the Company's common stock, representing approximately 58.62% of the Company's issued and outstanding stock.

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
                                                     ==========

          In the 10-Q for the quarter ended December 31, 2005, we reported the excess of purchase price over net assets, $1,967,092, in the 10-Q for the quarter ended December 31, 2005) as Goodwill.

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

          The impact of these restatements is as follows:

                                                 Balance Sheet
                                                 -------------

                                                                       Additional
                                                   Comprehensive         Paid In         Accumulated
                                    Goodwill           Income            Capital           Deficit
                                    --------           ------            -------           -------
As stated in 12/2005 10-Q        $  1,800,408      $ (1,836,626)      $(16,468,890)      $(15,605,986)
As restated in 3/2006 10-K                           (2,003,310)       (14,501,798)
                                 ------------      ------------       ------------
  Impact                         $ (1,800,408)     $   (166,684)        (1,967,092)
                                 ============      ============       ============
As restated in 3/2006 10-K                           (2,003,310)
As restated herein                                   (2,209,191)                          (15,811,867)
                                                   ------------                          ------------
  Impact                                           $   (205,881)                         $   (205,881)
                                                   ============                          ============

                                 Statement of Operations and Comprehensive (Loss) Income (3 months)
                                 ------------------------------------------------------------------

                                    Other
                                 Comprehensive      Selling, General                       Net loss        Net loss
                                Gain - Foreign      & Administrative                       per share       per share
                             Currency Translation       Expenses        Net income           Basic          Diluted
                             --------------------       --------        ----------           -----          -------

As stated in 12/2005 10-Q        $  (453,455)          $5,066,862        $ 65,911          $  0.32          $  0.32
As restated in 3/2006 10-K          (414,258)
                                 -----------
  Impact                         $    39,197
                                 ===========
As restated in 3/2006 10-K          (414,258)
As restated herein                  (453,455)           4,997,566         135,638             0.66             0.66
                                 -----------           ----------        --------          -------          -------
  Impact                         $   (39,197)          $  (69,296)       $ 69,727          $  0.34          $  0.34
                                 ===========           ==========        ========          =======          =======

                                 Statement of Operations and Comprehensive (Loss) Income (9 months)
                                 ------------------------------------------------------------------

                                    Other
                                 Comprehensive      Selling, General                       Net loss        Net loss
                                Gain - Foreign      & Administrative                       per share       per share
                             Currency Translation       Expenses          Net loss           Basic          Diluted
                             --------------------       --------          --------           -----          -------

As stated in 12/2005 10-Q        $  (930,807)         $24,929,646      $(3,876,615)        $(19.39)         $(19.39)
As restated in 3/2006 10-K        (1,097,491)
                                 -----------
  Impact                         $  (166,684)
                                 ===========
As restated in 3/2006 10-K        (1,097,491)
As restated herein                (1,303,372)          25,135,527       (4,082,496)          (20.42)         (20.42)
                                 -----------          -----------      -----------          -------         -------
  Impact                         $   205,881          $   205,881      $  (205,881)         $ (1.03)        $ (1.03)
                                 ===========          ===========      ===========      ===========         =======

(5) RELATED PARTY TRANSACTIONS

    ADVANCED COMMUNICATIONS

          During the quarter and year-to-date ended December 31, 2006, PPOL entered into the following transactions with Advanced Communications K.K., a Japanese corporation that is 79.55% owned by Green Capital:

                                              Quarter        Year-to-date
                                              -------        ------------

          Information technology services   $ 1,957,503      $  5,703,315
          Inventory purchases                    50,250           115,676
          Other, net                            (55,677)         (151,989)
                                            -----------      ------------

                                            $ 1,952,076      $  5,667,002
                                            ===========      ============

          At December 31, 2006, PPOL's accounts payable Advanced Communications were $1,056,323.

    SEAGULL

          During the quarter and year-to-date ended December 31, 2006, PPOL paid K.K. Seagull (Seagull), a Japanese corporation and shareholder of 9,270 shares the Company's common stock $3,715 and $19,672, respectively, for sales promotion activities performed for PPOL.

    U-WORLD

          During the quarter and year-to-date ended December 31, 2006, PPOL entered into the following transactions with U-World, a Japanese corporation, which is a wholly-owned subsidiary of Seagull and its CEO is Yoshiyuki Aota, a Director of PPOL:

                                              Quarter        Year-to-date
                                              -------        ------------

          Service fee income                $   163,948      $    430,084
          Administrative expenses, net         (291,647)         (483,347)
                                            -----------      ------------
                                            $  (127,699)     $    (53,263)
                                            ===========      ============

          At December 31, 2006, PPOL's accounts payable to U-World, net of accounts receivable of $7,934 was $235,493.

(6) DEFERRED REVENUES AND DEFERRED COSTS:

          Activity for deferred revenues and deferred costs are contained in the table below:

                                              Deferred Costs                  Deferred Revenues
                                      ------------------------------    ------------------------------
                                         Current        Non-current        Current        Non-current
                                      -------------    -------------    -------------    -------------
Beginning balance, March 31, 2006     $  38,972,218    $  24,126,665    $  53,439,556    $  31,092,345
   Additional deferrals                     520,316               --        3,764,677               --
   Released amounts                     (13,005,113)     (18,396,438)     (19,587,974)     (23,925,146)
   Exchange rate effect                    (187,743)         149,137         (289,679)         197,603
                                      -------------    -------------    -------------    -------------
Ending balance, December 31, 2006     $  26,299,678    $   5,879,364    $  37,326,580    $   7,364,802
                                      =============    =============    =============    =============

(7) STOCK OPTIONS:

          The Company established a stock option plan in March 2004 (the "2004 Plan"). In accordance with the 2004 Plan, the Company is authorized to issue incentive stock options and non-qualified stock options for up to 2,000,000 shares of the Company's common stock to employees, directors and consultants. A summary of the Company's stock option plan activity is presented below:

                                                Weighted Average    Aggregate
                                       Options   Exercise Price  Intrinsic Value
                                       -------   --------------  ---------------

Outstanding at March 31, 2006            13,000       $400               --
Granted                                      --         --               --
Exercised                                    --         --               --
Forfeited                                    --         --               --
Expired                                      --         --               --
                                         ------       ----           ------
Outstanding at December 31, 2006        13,000       $400               --
                                         ======       ====           ======

          The following table summarizes information about the stock options outstanding and exercisable at December 31, 2006:

                                     Options Outstanding                 Options Exercisable
                            --------------------------------------       -----------------------
                                           Weighted
Fiscal                                      Average       Weighted                      Weighted
 Year         Range of                     Remaining      Average                        Average
Options       Exercise                    Contractual     Exercise                      Exercise
Granted        Prices         Options        Life           Price          Options        Price
-------        ------         -------        ----           -----          -------        -----

2004           $4.00           12,200        7.25            $400           12,200         $400
2005           $4.00              800        7.50            $400              800         $400
2006              --               --          --              --               --           --
2007              --               --          --              --               --           --
                               ------        ----            ----           ------         ----
Total                          13,000        7.27            $400           13,000         $400
                               ======        ====            ====           ======         ====

                                       12

          As of December 31, 2006, there was no unrecognized compensation cost related to stock options outstanding. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

(8) COMMITMENTS & CONTINGENCIES:

          As of December 31, 2006 the Company had various professional consulting service contracts and operating leases in effect which collectively will require payments of $77,384, and none in the 12 months ending December 31, 2007, and thereafter, respectively.

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

          As of the filing date of this report, the Spin-Off was not completed. Accordingly, the financial information included herein does not treat AJOL as a discontinued operation. Since the current shareholders of PPOL will be shareholders of AJOL after the spin-off, we believe the treatment of AJOL as a continuing operation to be the most appropriate accounting recognition under the given circumstances. It will also provide the reader with more comparable yearto year performance information.

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

Some of the key developments during the quarter year ended December 31, 2006 include:

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

Our revenues have declined approximately 35% in the quarter ended December 31, 2006 from the comparable period of the prior year. We believe that Mr. Aota's involvement in U-World has been a significant factor in this decline.

LONG TERM OUTLOOK

Notwithstanding our return to profitability before income taxes, the long term outlook for the Company is bleak without the active involvement of Mr. Aota. While AJOL, our sole operating subsidiary in Japan, is projected to have income under US generally accepted accounting principles in the near term future, it is projected to have losses consistently for Japanese tax reporting purposes. This means the deferred tax assets will not provide future economic benefits. Thus we established a 100% valuation allowance for the remaining deferred tax assets in the first quarter. This resulted in an income tax expense of $10.7 million although our income before income taxes were approximately $5.2 million.

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

In the current period, shipments of MOJICO units were negligible although renewals have been stable. As such we had made a conscientious effort to reduce our selling, general and administrative costs. A more detailed discussion follows immediately.

GOING CONCERN

The financial statements have been prepared on the basis of PPOL continuing as a "going concern" despite declining sales, losses incurred, working capital and shareholders' deficit and decline in cash as (1) management has been able to adjust PPOL's organizational structure to substantially reduce selling, general and administrative costs, subsequent to March 31, 2006, and (2) working capital deficit has been reduced from a high of $13.9 million at March 31, 2005 to $7.1 million at December 31, 2006. In addition the liquidation of deferred costs and deferred revenues will not consume or provide any cash. At December 31, 2006, current assets other than deferred costs exceeded current liabilities other than deferred revenues by approximately $3,900,000. Our unrestricted cash balance alone exceeded our cash consuming current liabilities by approximately $2.9 million, remaining constant from September 30, 2006 and representing a $0.6 million increase from June 30, 2006.

See Note 1, Organization and Summary of Significant Accounting Policies, in our notes to the consolidated financial statements for the years ended March 31, 2006 and 2005 included in the aforementioned Form 10-K, for a detailed discussion of the application of these and other accounting policies.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

Product Sales. For the three months ended December 31, 2006 revenues of this category have decreased by $5,934,587 or 32.8% in comparison to the same period of the prior year. The decrease is primarily due to the reduced amount of time Mr. Aota has been able to devote to PPOL business and continued work at U-World.

Service Fee Income. For the three months ended December 31, 2006, revenues decreased by $2,830,375 or 40.7 % over the comparable period of the prior year due to changes in Japanese regulations that prohibited us from providing administrative services for insurance policies, which, until the fourth quarter of the year ended March 31, 2006, was our primary source of service fee income.

Cost of Sales - Goods. Cost of sales, expressed as a percentage of sales declined to 13.65% during the three months ended December 31, 2006 from 27.8% in the prior year due to lower costs and sales of certain products at prices higher than anticipated by write downs in prior quarters.

Cost of Sales - Services. For the three months ended December 31, 2006, the cost of sales, expressed as a percentage of sales increased to 75.3% for the quarter ended December 31, 2006 from 33.1% in the comparable period of the prior year due to fixed overhead costs and growing reduction in the profit margins in the type of services we provide.

Distributor Incentives. For the three months ended December 31, 2006, distributor incentives decreased by approximately $4.3 million or 37.6% in comparison to the 35.0% decline in revenues due to lower overall distributor incentive rates in the current period, including products that we do not pay any distributor incentives on.

Selling, General and Administrative Expense. For the three months ended December 31, 2006, selling, general and administrative expenses decreased by approximately $2.6 million or 52.2% in comparison to the same period of the prior year. The decreases were due to fewer employees, and consequently, lower salaries expense for the three months ended December 31, 2006.

Income Tax Expense. For the three months ended December 31, 2006, income tax expense was negligible even though the Company had pretax income of $2,060,702 as the Company's operating subsidiary had a loss for tax reporting purposes and the related deferred tax asset was previously written off in the first quarter of the current year as no future economic benefit is anticipated.

Deferred Costs. For the nine months ended December 31, 2006, short term deferred costs decreased by approximately 32.5% from $38,972,218 in March 31, 2006 to $26,299,678. Long term deferred costs decreased by 75.6% from $24,126,665 to $5,879,364. When the company discontinued the network marketing systems it ceased to generate both long and short term deferred costs from product sales. As a result, both accounts declined as the costs are amortized over the estimated customer relationship period.

Deferred Revenues. For the nine months ended June 30, 2006, short term deferred revenues decreased by approximately 30.2% to $37,326,580 compared to $53,439,556 in March 31, 2006. Similarly, long term deferred costs decreased by 76.31% to $7,364,802 from $31,092,345, When the company discontinued the network marketing systems it ceased to generate both long and short term deferred revenues from product sales. As a result, both accounts declined as the revenues are recognized over the estimated customer relationship period.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005

Product Sales. For the nine months ended December 31, 2006 revenues of this category have decreased by $19,227,654 or 31.4% in comparison to the same period of the prior year. The decrease is primarily due to the reduced amount of time Mr. Aota has been able to devote to PPOL business.

Service Fee Income. For the nine months ended December 31, 2006, revenues decreased by $10,095,304 or 44.2% over the comparable period of the prior year due to changes in Japanese regulations that prohibited us from providing administrative services for insurance policies, which, until the fourth quarter of the year ending March 31, 2006, was our primary source of service fee income.

Cost of Sales - Goods. Cost of sales, expressed as a percentage of sales declined to 25.1% during the nine months ended December 31, 2006 from 28.7% in the prior year due to lower costs resulting from change in product mix ratio to higher gross margin items.

Cost of Sales - Services. For the nine months ended December 31, 2006, the cost of sales, expressed as a percentage of sales increased to 59.6% for the same period of the prior year's 28.6% due to fixed overhead costs that could not be eliminated upon the elimination of administrative services for insurance policies as a source of service fee income. In addition, growing reduction in the profit margins in the type of services we provide contributed to the increase.

Distributor Incentives. For the nine months ended December 31, 2006, distributor incentives, as a percentage of sales, 44.7%, versus 44.0% for the comparable period of the prior year. While this indicates higher overall incentive rates, we are starting to experience lower overall rates as indicated by third quarter results noted above.

Selling, General and Administrative Expense. For the nine months ended December 31, 2006, selling, general and administrative expenses decreased by approximately $17.9 million, or 71.4%, in comparison to the same period of the prior year. The decline was due to fewer employees, and consequently, lower salaries expense for the nine months ended December 31, 2006. Also, the selling, general, and administrative expense for nine months ended December 31, 2005 included office relocation expenses that did not recur in 2006.

Income Tax Expense. For the nine months ended December 31, 2006, income tax expense was approximately 207% of pretax income primarily due to the write off deferred tax assets that we had determined will not have future economic benefit.

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

During the nine months ended December 31, 2006, our cash position had a net increase of $248,687, or 3.8%. Cash used by operating activities comprised $14,550, Such uses were offset by cash generated from investing activities associated with the net return of $245,000 from lease deposits. The impact of foreign currency exchange was minimal. Management believes that cash flow from operations and the revolving credit facility will adequately meet the working capital needs for the foreseeable future. Further comments on cash is on page 15 under "Going Concern."

CONTRACTUAL OBLIGATIONS

The Company projects that it will need to satisfy at least $78,156 of lease and contract obligations within the twelve months following December 31, 2006, and none thereafter.

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

LACK OF PROFITABLE OPERATIONS

The Company recorded net losses for fiscal years ending March 31, 2006 and 2005 of $2,386,538 and $2,740,733, respectively, and an accumulated deficit of $14,115,909, at March 31, 2006. The Company's ability to continue in business and maintain its financing arrangements would be adversely affected by a continued lack of profitability. During the quarter ended December 31, 2006, we had net income of $2,060,087. However, our performance during this quarter does not assure future profitability.

WORKING CAPITAL DEFICIT

At December 31, 2006, PPOL current liabilities exceeded current assets by $7,135,938. See discussion on working capital deficit in Liquidity and Capital Resources section on page 17.

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

ITEM 4T: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Masao Yamamoto, our Chief Executive Officer, and Richard Izumi, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

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


                                         PPOL, Inc.
                                         ---------------------------------------
                                         (Registrant)


March 3, 2008                            /s/ Masao Yamamoto
----------------                         ---------------------------------------
Date                                     Masao Yamamoto, Chief Executive Officer


March 3, 2008                            /s/ Richard Izumi
----------------                         ---------------------------------------
Date                                     Richard Izumi, Chief Financial Officer