Form 10-K
period 2007-03-31
PPOL INC
filed 2008-10-16
CIK 1202507

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2007 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                                   PPOL, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                     000-50065                 95-4436774
(State or other jurisdiction      (Commission File No.)         (IRS Employer
     of incorporation)                                       Identification No.)

                        1 CITY BOULEVARD WEST, SUITE 820
                            ORANGE, CALIFORNIA 92868
          (Address of principal executive offices, including zip code)

               Registrant's telephone number, including area code:
                                 (714) 937-3211

        Securities registered pursuant to Section 12(b) of the Act: NONE.

           Securities registered pursuant to Section 12(g) of the Act:

       TITLE OF EACH CLASS                 NAME OF EXCHANGE ON WHICH REGISTERED
       -------------------                 ------------------------------------
  Common Stock, $.001 par value                            None

     Indicate by check mark whether PPOL, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of PPOL, Inc.'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether PPOL, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of March 31, 2008, 205,146 shares of PPOL, Inc.'s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Certain exhibits of PPOL, Inc. previously filed with the SEC are incorporated by reference in item 15 of this report.

================================================================================

                                                       PPOL, INC.
                                                        FORM 10-K

                                                    TABLE OF CONTENTS

PART I                                                                                                                3
         ITEM 1.      Business                                                                                        3
         ITEM 1A.     Risk Factors                                                                                   13
         ITEM 2.      Properties                                                                                     18
         ITEM 3.      Legal Proceedings                                                                              18
         ITEM 4.      Submission of Matters to A Vote of Security Holders                                            19
PART II                                                                                                              20
         ITEM 5.      Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                        of Equity Securities                                                                         20
         ITEM 6.      Selected Financial Data                                                                        21
         ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations          22
         ITEM 7a.     Quantitative and Qualitative Disclosures About Market Risk                                     30
         ITEM 8.      Financial Statements and Supplementary Data                                                    30
         ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           30
         ITEM 9A.     Controls and Procedures                                                                        30
PART III                                                                                                             31
         ITEM 10.     Directors and Executive Officers of the Registrant                                             31
         ITEM 11.     Executive Compensation                                                                         33
         ITEM 12.     Security Ownership of Certain Beneficial Owners and Management                                 35
         ITEM 13.     Certain Relationships and Related Party Transactions                                           37
         ITEM 14.     Principal Accountant Fees and Services                                                         37
PART IV                                                                                                              38
         ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                38
         Signatures                                                                                                  40
         Financial Statements                                                                                        41
         Exhibit 21   Subsidiaries of PPOL                                                                           65
         Exhibit 31.1 CEO Certification                                                                              66
         Exhibit 31.2 CFO Certification                                                                              67
         Exhibit 32.0 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                        68

                           FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "ITEM 1 - BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. BECAUSE A SUBSTANTIAL MAJORITY OF OUR OPERATIONS ARE IN JAPAN, SIGNIFICANT VARIATIONS IN OPERATING RESULTS INCLUDING REVENUE, GROSS MARGIN AND EARNINGS FROM THOSE EXPECTED COULD BE CAUSED BY RENEWED OR SUSTAINED UNCERTAINTY IN THE JAPANESE ECONOMY, WEAKENING OF THE JAPANESE YEN, FAILURE OF PLANNED INITIATIVES TO GENERATE CONTINUED INTEREST AND ENTHUSIASM AMONG DISTRIBUTORS OR TO ATTRACT NEW DISTRIBUTORS. FOR A SUMMARY OF CERTAIN ADDITIONAL RISKS RELATED TO OUR BUSINESS, SEE "ITEM 1A - RISK FACTORS."


                                     PART I

ITEM 1   BUSINESS

OVERVIEW

         PPOL, Inc., a California corporation ("PPOL" or "the Company") is a holding company which conducts its business primarily through its wholly owned subsidiary, AJOL Co., Ltd., a Japan corporation (sometimes referred to as "AJOL" or "we" or "us" or "our"). AJOL does not conduct any business in the United States.

         Our total assets, in millions, were $56, $113 and $153 at March 31, 2007, 2006, and 2005, respectively.

         PPOL's revenues are generated primarily through its one hundred percent (100%) ownership of AJOL, which derives its revenues through the use of a direct marketing and distribution system throughout Japan to sell: (1) its SF-70 and U-Phone hardware that are multi-functional facsimile based machines with telephone and networking capabilities, (2) subscriptions to our co-proprietary UU Online interactive database that can be accessed through our SF-70 and U-Phones hardware, (3) various consumer products that primarily utilize AJOL's U-Brand and (4) service fees and commissions.

         Our revenues, in millions, are allocated as follows:

                    SF-70 AND U-PHONES                             CONSUMER PRODUCTS,
                         HARDWARE           SUBSCRIPTIONS          COMMISSIONS & OTHER            TOTAL
                         --------           -------------          -------------------            -----
                              % OF                    % OF                       % OF                    % OF
  FISCAL YEAR                 TOTAL                   TOTAL                      TOTAL                   TOTAL
ENDED MARCH 31:     SALES     SALES        SALES      SALES        SALES         SALES       SALES       SALES
---------------     -----     -----        -----      -----        -----         -----       -----       ------
2007.......        $  48      69.6%        $  11      15.9%        $  10         14.5%       $  69       100.0%
2006.......           73      68.2%           14      12.7%           20         19.0%         107       100.0%
2005.......           92      71.6%           14      11.3%           22         17.1%         128       100.0%

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

         We believe that the full texture and meaning of Kanji characters and, to a lesser extent, Hiragana and Katakana, cannot be effectively communicated through the preset fonts available on a typical computer. Therefore an important aspect of the SF-70 and U-Phone hardware is that it allows users to communicate using the full breadth of the Japanese language through the uniquely expressive medium of handwriting. Furthermore, our SF-70 and U-Phone hardware expands the communication capabilities of the elderly and children below junior high school level by removing the obstacle of keyboard input. As English education does not commence until the beginning of junior high school, children below junior high school levels are not familiar with the Roman alphabet and have difficulty using a keyboard. The elderly are also more comfortable with handwritten Japanese characters. Our business plan assumes that subscribers and potential subscribers believe that handwritten Moji, i.e. Japanese characters, is a preferred form of communication because they are more personal and accessible than computer-based fonts.

         We contract for the manufacture of the SF-70 and U-Phone hardware and then resell the SF-70 and U-Phone units through our direct marketing distribution network. We are currently marketing the fifth generation SF version, the SF-70 and U-Phone. Such products are purchased from Advance Communications K.K., a Japanese corporation, (Advanced Communications) under a one year contract, effective November 19, 2003, that automatically renews each anniversary for an additional one year term unless a termination notice is provided two months prior to the anniversary by either party. Under the OEM contract, we retained the rights to the design and metallic mold required to manufacture the SF-70, but outsourced the actual manufacturing of the SF-70 and U-Phone to Advanced Communications. By outsourcing the manufacturing of the product, we avoid the investment required for the plant, equipment and personnel required to manufacture the product. PPOL and Advanced Communications became related parties as a common entity, K.K. Green Capital (Green Capital), a Japan corporation, became the ultimate majority investor in both companies during fiscal 2006.

         The SF-70 and U-Phone differ from the previous SF-60 model with new features consisting of a color display panel, use of plain paper and enhanced email functions. The SF-70 is similar to the SF-60 in that it connects users to our database via the Internet rather than through conventional telephone lines. Versions of the hardware prior to the SF-60 utilized conventional telephone lines, requiring some users to incur long distance telephone charges in order to access our services. The amount of these charges varied from user to user. Subscribers living in areas with higher long distance rates to contact their applicable server were required to pay more per call than users in lower-rate localities. In addition, since long distance charges are based on call time, frequent users of models prior to SF-60 incurred higher charges than infrequent users. While the SF-70 and U-Phones use the Internet to connect subscribers, it is not possible to browse the worldwide Internet using these products.

         Owners of the SF-70 and U-Phone obtains Internet access through NTT Communications (a Japanese telecommunications company) at hourly or monthly rates. The NTT fee removes the variance in telecommunications charges caused by varying long distance rates. As a result, we expect telecommunications costs for SF-70 and U-Phone users will now be uniform throughout Japan.

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

         UU Online is a co-proprietary database we share with U-World K.K. (U-World), a Japanese corporation, that is a wholly-owned subsidiary of K.K. Seagull (Seagull), a Japanese corporation that also owns 4.52% of PPOL. U-World also sells U-Phones, but not the SF-70. Its CEO is Yoshiyuki Aota, a Director of PPOL. Subscribers may also submit information about various products and services that they may offer to the UU Online database. Subscriptions to full interactive access to UU Online are offered through AJOL on a monthly basis that automatically renew unless cancelled by the subscriber.

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

         Unlike personal computer based services, our on-line service utilizes the SF-70 and U-Phone hardware and has paper-based input and output. Since users are able to input handwritten information on paper into the SF-70 and U-Phone hardware, many users with little computing knowledge, including young children in addition, the elderly are able to utilize our online service. In this sense, the SF-70 and U-Phone are similar to a conventional fax machine.

         Subscribers of our on-line service use the SF-70 and U-Phone hardware to transmit their data to a centralized hub where we receive hard copies. The hard copies are then manually processed, screened for content, and input to a central database. We use a centralized hub to manually process and screen hard copies for content that does not meet our qualitative standards, such as language, adult themes, slander, patent/copyright infringement and objectionable material. We do this manually as we believe a centralized electronic system will not effectively screen out materials that should not be admitted to our database. SF-70 and U-Phone users are then able to access the central database through the SF-70 and U-Phone hardware. Such accessed information can be transmitted from the central database to the appropriate destination where the user(s) receive a hard copy printout. Our co-proprietary database does not contain as much information as may be available to an individual who searches the Internet on any particular given subject. However, our database may contain information that may not be available through a search of the Internet.

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

         Our on-line offerings include bulletin boards, mail, and information exchange services. Our bulletin board service allows subscribers to submit invitations, product advertisements, and help-wanted ads to a bulletin board accessible by all our subscribers. Subscribers can also use the bulletin board service to share personal experiences and create pen pal relationships, among other things. All subscriber submissions are screened for content and none are anonymous. We encourage subscribers to contribute to our database. A subscriber's submission is retained in the database for 60 days after which time it is deleted unless the subscriber resubmits his or her submission. Subscribers may also reply to posted ads via this service. Similarly, our service allows subscribers to send faxes to up to 50 other subscribers at once. Families are able to designate personal identification passwords to family members enabling them to print faxes addressed to them, and thus maintaining the confidentiality of the fax.

(3) U-BRAND PRODUCTS

         We created a co-proprietary brand called U-Brand, formerly Kamome, for use in the sale of products associated with AJOL. U-Brand products may only be purchased by or through subscribers of AJOL and U-World. The U-Brand is granted to companies that sell products through a distribution agreement with us, and which we can recommend to members for their reasonable pricing. The distribution agreements require them to make direct shipments to the members. The customers are charged the "retail" price while we pay these companies "wholesale." The difference between the "retail" and "wholesale" price is reported as a part of service fee income in the consolidated financial statements, as we do not have the risk of carrying inventories for these products.

         The U-Brand is added to the selling company's existing brand, and products are sold with dual branding. Additionally, we use the U-Brand as a private brand on a limited basis. U-Brand products appear in catalogs, which are distributed quarterly to subscribers and updated via our co-proprietary UU Online interactive database system. U-Brand products may only be purchased through the SF-70 and U-Phone, including those sold by U-World, hardware or by fax to our headquarters. Because products are purchased through the SF-70 and U-Phone, customers receive their orders via mail as opposed to a traditional retail outlet whereby customers gain immediate possession and satisfaction of the goods.

         We re-evaluate U-Brand products based, in part, on feedback from our subscribers. We also search for new products based, in part, on requests received from subscribers. Following is a table of the number of U-Brand products during each of the indicated periods.

                                                    NUMBER OF U-BRAND
                          MARCH 31:                      PRODUCTS
                   ------------------------       ---------------------
                         2007......                        450
                         2006......                        337
                         2005......                        494

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

(4) SERVICES

         Service fees are generated primarily from administrative services we provide to U-Service Mutual Benefit Association (UMBA). Commissions are generated primarily through purchases of goods and services by members where AJOL is not the vendor through use of members' prepayments to U-Service Friendship Association (USFA). The nature of administrative services we provide and commissions earned are covered in the next section covering UMBA and USFA.

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

         UMBA and USFA are informal associations and do not have legal status. However, under Japanese regulations, they are able to open bank accounts in their own name. Concurrently, such regulations require bank accounts to only be opened and maintained by a legal entity or natural persons. For purposes of opening and maintaining the bank account, the Chairman of the Board of Trustees
(BOT) of UMBA or USFA, is named as the responsible party. However, under Japanese law, such account is beyond each respective association's Chairman of the BOT's personal creditors, even in bankruptcy or other receivership. As customary for many not-for-profit organizations, the Chairman of USFA is not compensated for his role as Chairman of the BOT. The Chairman and BOT of UMBA are compensated for their respective roles from UMBA. The respective Chairmen and BOT of USFA and UMBA are not employees of AJOL.

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

DISTRIBUTION SYSTEM

         As of March 31, 2007, the cumulative number of SF-70 and U-Phone users approximated 430,000. AJOL has grown to its present state through the proactive efforts of its subscriber-distributors.

         At the end of the quarter ended December 31, 2005, PPOL's wholly owned subsidiary, AJOL had converted from its previous revenue model, the network marketing plan (Network) method, and commenced its new revenue model, the direct marketing plan (Direct) method. The Network method is still in effect for units sold prior to the conversion to the Direct method. Under the Direct method, the purchaser of the SF-70 and U-Phone can separately purchase a monthly service giving them a monthly right to: (1) access the Company's co-proprietary database, (2) enjoy the interactive features of the database, (3) purchase consumer products that primarily utilize AJOL's U-Brand, and (4) purchase services offered by various companies with whom we have cooperation agreements through UU Online. There is no obligation for the purchaser of an SF-70 or U-Phone, sold under the Direct method, to subscribe to such monthly service. They can cancel such services at any time and re-subscribe to such services again in the future without any penalty. Under the previous Network method, the purchaser was required to purchase the SF-70 and subscribe to such services for one year initially. Subsequent renewals are for one year periods.

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

         Unlike ISP's, we rely heavily on word of mouth advertising through our system of direct marketing distributors. In addition, we had 326 outlets referred to as "Cabins" as of March 31, 2007 where prospective members can receive live demonstrations of the SF-70 and U-Phones. The number of "Cabins" has declined significantly from March 31, 2006 when we had over 1,000 as a result of our change to direct marketing from our previous network marketing. In direct marketing, "Cabins'" role for revenue generation is no longer critical. The "Cabins" are independently operated by subscribers who are also distributors.

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

GENERAL DEVELOPMENT OF BUSINESS

(1) GENERAL DEVELOPMENT OF THE BUSINESS OF PPOL

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

         As previously reported in the Company's Form 8-K, filed with the Securities and Exchange Commission ("the Commission") on March 8, 2007, and in the Company's definitive Schedule 14C, filed with the Commission on March 30, 2007, the Board, on February 16, 2007, unanimously voted to authorize a one (1) for one hundred (100) reverse stock split (the "Reverse Split") of the Company's issued and outstanding shares of common stock, and the payment of cash in lieu of fractionalized shares otherwise issuable in connection with the Reverse Split. The Reverse Split provides shareholders owning less than one hundred
(100) shares of common stock of the Company (the "Odd-Lot Holders") the benefit of liquidating their relatively small odd-lot holdings for market value without brokers' commissions. This is particularly beneficial to the Odd-Lot Holders given the limited market for and trading in the Company's common stock. The Odd-Lot Holders own less than one percent (1%) of the Company's outstanding common stock. The Reverse Split will allow the Company to purchase and acquire the common stock of approximately 1,088 holders of record of the Company, all of whom reside in the United States and each of whom owns less than one hundred
(100) shares of common stock in the Company. The Reverse Split will also save the Company administrative and related costs of sending proxy statements, annual reports, quarterly reports and other communications to the Company's affected shareholders. The Company also believes that the Reverse Split will facilitate and allow for the benefits of the Spin-Off discussed below. The Reverse Split was effective on April 23, 2007. This Form 10-K reflect the effect of the Reverse Split retroactively.

         Also, as previously reported in the above-referenced filings to the Commission, the Board, on February 16, 2007, unanimously approved a transaction involving the separation of the Company's wholly-owned subsidiary, AJOL, by authorizing the issuance of shares of common stock of AJOL owned by the Company to the stockholders of the Company in proportion to each stockholder's percentage ownership in the Company (the "Spin-Off"). In authorizing the foregoing, the Board considered that the Company's business is operated exclusively in Japan through AJOL, and that there is relatively little or no interest in the Company and its common stock and AJOL in the United States. The Board also considered that a majority of the Company's shareholders reside in Japan. The Board also believes that shareholders of the Company could maximize the value of their shares in the Company by directly holding shares in AJOL, in addition to continuing holding shares in the Company. The Board also considered that AJOL would be in a position to seek and obtain private issuer status in the United States following the Spin-Off, thereby allowing AJOL to seek suspension of any reporting obligations to the Commission which it would be subject following the Spin-Off. The Board also concluded that the Spin-Off will allow AJOL to more effectively and efficiently focus on its business in Japan. Based on the foregoing, the Board authorized the transaction whereby the Company will seek divestiture of and Spin-Off AJOL to the stockholders of the Company, pro rata. Following the Spin-Off, the stockholders of the Company will continue to own the same number of shares in the Company that they held pre Spin Off, and will in addition own AJOL shares in proportion to their percentage ownership in the Company. Following the Spin-Off, the Company will acquire the status of a public shell corporation with no operating business, and will seek merger, acquisition or other business opportunities. The effective date of the Spin-Off and the record date for stockholders to be eligible to receive AJOL shares in the Spin-Off will be determined by the Board, as appropriate, and will be subject to the filing and effectiveness of a registration statement with the SEC, registering the AJOL shares. The Board can provide no assurance that a public market or any market for the AJOL shares or the Company's shares, either in Japan or the United States, will develop or exist or at what price following the Spin-Off.

         At March 31, 2007, and through the filing of this Form 10-K, the Spin-Off was not completed. The financial information included herein does not treat AJOL as a discontinued operation as of March 31, 2007 as AJOL will be treated as the spinnor and surviving entity for accounting purposes even though PPOL will be the spinnor and surviving entity for legal purposes. Additionally the current shareholders of PPOL will continue to be shareholders of AJOL after the Spin-Off, we believe the treatment of AJOL as a continuing operation to be the most appropriate accounting recognition under the given circumstances. It will also provide the reader with more comparable year to year performance information.

         Condensed stand alone balance sheet for PPOL as of March 31, 2007 and 2006 follows:

                                                      2007          2006
                                                      ----          ----

         Current assets                          $   152,720   $   857,022
         Investment in AJOL                          253,392       253,392
         Other assets                                  4,409         8,245
                                                 -----------   -----------

              Total assets                       $   410,521   $ 1,118,659
                                                 ===========   ===========

         Current liabilities                     $    52,110   $   161,715
         Notes payable to AJOL                       169,598            --
                                                 -----------   -----------
              Total liabilities                      221,708       161,715

         Capital stock and
           additional-paid-in-capital             14,522,341    14,522,341
         Accumulated other comprehensive income    2,344,055     2,344,055
         Accumulated deficit                     (16,677,583)  (15,909,452)
                                                 -----------   -----------

              Total shareholders' equity             188,813       956,944
                                                 -----------   -----------

              Total liabilities and
                shareholders' equity             $   410,521   $ 1,118,659
                                                 ===========   ===========


         Condensed stand alone statement of operations for PPOL for the years ended March 31, 2007, 2006 and 2005 follows:

                                                      2007          2006          2005
                                                      ----          ----          ----

         Service fee income from AJOL            $   309,171   $        --   $        --
         Dividend income from AJOL                        --            --     1,185,253
         General and administrative expenses        (892,521)   (1,519,760)   (2,379,002)
         Other income (expense), net                  20,567       (91,234)      (67,319)
         Income tax expense                         (205,349)         (800)      (37,441)
                                                 -----------   -----------   -----------

              Net loss                           $  (768,132)  $(1,611,794)  $(1,298,509)
                                                 ===========   ===========   ===========


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

         In response to the slowing of activity and declining membership in U-Service (formerly, Acube), the SF-70 and U-Phone users' organization, changing attitudes toward network marketing, and recent changes in laws and regulations that network marketing is subject to in Japan, we have completed our conversion from network marketing to direct marketing. One of the primary reasons for the declining membership in U-Service is attributable to the high initial cost to the subscriber. We needed to reduce the initial cost to a fraction of what we were able to offer our SF-70 and U-Phone products under network marketing.

         On May 30, 2005, the Company completed the acquisition of K.K. U-Service, a Japanese corporation ("USC") based in Tokyo, Japan. Pursuant to the Purchase Agreement dated May 30, 2005, by and between PPOL, USC and Green Capital (the "Seller"), the Company purchased from the Seller all of the issued and outstanding shares of USC in exchange for an amount equal to $3,522,422 (JPY380,000,000). As noted previously on page 4, Green Capital is the majority investor in PPOL. At the end of the Fiscal 2006 third quarter, USC was merged into AJOL.

         The acquisition of USC played a crucial role in our ability to transition from network marketing to direct marketing much more quickly than would otherwise have been possible. USC had the critical leadership personnel with experience in setting up and running direct marketing operations. The purchase price represented a $1,967,092 (JPY212,210,538) premium over the recorded net worth of USC's assets. In determining to pay this premium, we considered various factors, including the opportunities that USC offers to enhance our future growth opportunities, synergies with our present operations, cost and time advantages of establishing a comparable company on our own, contacts with prospective vendors and elimination of a potential competitor. For financial accounting purposes, the excess of purchase price over the net assets of USC is treated as a return of capital to Green Capital. See Note 8 to the financial statements - Related Party Transactions for further information.

         As noted in (1) above, following the Spin-Off, AJOL will obtain foreign private issuer status in the United States and seek suspension of any reporting obligations to the Commission which it may be subject following the Spin-Off.


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

         Prior to January 2006, we sold SF-70 and U-Phone hardware and U-Brand products through a network marketing system. Under this system all subscribers had the opportunity to become "distributors," or retailers of SF-70 and U-Phone hardware. In order to become a distributor, subscribers had to complete an application and screening process. As part of our transition into direct marketing, we discontinued acceptance of applications for network marketing activities in October 2005. Unlike a traditional network marketing system, our system did not require distributors to maintain an inventory of SF-70, U-Phone or U-Brand products. Distributors submitted orders to us, which we then filled. Payment for our products was made directly to us and we in turn disbursed commissions to the various levels of the distribution network. Approximately fifty percent (50%) of the sales price of each SF-70 and U-Phone unit was paid to distributors, which contributed significantly to price markup. By eliminating the multi-tier commission schedule of our network marketing program, we reduced the markup of SF-70 and U-Phone unit prices.

         We believe that similarly to its predecessor, the network marketing system, our direct distribution system appeals to a broad cross-section of people in Japan including those seeking to supplement family income and start small, in-home businesses. We believed that direct marketing was the ideal way to market our products because the use of such products is enhanced by ongoing personal relationships with other distributors. In addition, our utilization of the direct marketing and distribution system allows us to continue to minimize the fixed costs of maintaining an in-house sales force, as we were able to under the Network method.

         During the fiscal year ended March 31, 2007, our revenues have continued to decline since our transition to the direct marketing system. In particular, shipments of SF-70 have been negligible. This is attributable to customers' preference of the U-Phone's cosmetic appearance and ability to place paperless orders of products and services whereas the SF-70 required paper orders to be faxed to AJOL's offices. We have also been unable to compete effectively with U-World in the sale of U-Phones. They utilize the network marketing system and have a pricing structure similar to our former system. Our failure to effectively compete with U-World appears to center around the financial incentives provided to distributors by U-World despite the lower initial costs incurred by the customer through a purchase through us. Concurrently, we have been successful in reducing our costs resulting in an increase of operating income by $5.9 million during the year ended March 31, 2007. The Company is continuously monitoring the appropriate balance between cost reduction for current profitsand incurring costs that would improve future profitability.

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

         During the prior year U-World commenced operations. U-World sells U-Phones, but not the SF-70. Its CEO is Yoshiyuki Aota, a Director of PPOL. U World is wholly owned by Seagull, which owns 4.52% of PPOL. While we are in competition with them in selling the U-Phone hardware, UU-Online is a co-proprietary database we share with them. In addition, we derive revenues from their members who purchase U-Brand products which are only available through AJOL.

         We maintain a cordial relationship with U-World and have discussed alternatives in which AJOL and U-World can cooperate for mutual benefit, including, but not limited to a merger of the two entities. The management and directors of PPOL believe significant improvements to AJOL's business can be achieved by entering into a formal relationship with U-World. Our discussions, to date, can only be characterized as preliminary and exploratory. There is no assurance that we will continue such discussions. Furthermore, even if discussions should continue beyond the initial stages, there is no assurance that we will be able to reach any terms and conditions that are acceptable to both organizations.

RESEARCH AND DEVELOPMENT ACTIVITIES

         We conduct research and development activities primarily aimed at improving the functionality and reliability of future versions of our hardware.

Our research and development expenditures for each of the last three fiscal years are as follows:

                                                              R&D
                            YEAR                          EXPENDITURES
                   ------------------------         -------------------------
                          2007......                $                   0
                          2006......                $           2,120,249
                          2005......                $             279,204

Please refer to Item 7, Management's Discussion and Analysis: Research and Development Expenses for more information.

ENVIRONMENTAL MATTERS

         Japanese law requires that we dispose of returned or damaged SF-70 and U-Phone units in an environmentally safe manner. We fully comply with Japanese law. The cost of this compliance is not material to us.

EMPLOYEE AND LABOR MATTERS

         As of March 31, 2007, we employed 11 people on a full-time basis. We also employed 10 part-time employees and 5 others who are contracted through temporary employment agencies. AJOL utilizes part-time employees and those contracted through temporary employment agencies to provide specialized skills and clerical tasks on an "as needed" basis. Utilization of such personnel gives us the flexibility of expanding and contracting our staffing levels quickly as considered necessary by the level of our operations. None of our employees are represented by labor unions. We are not a party to any collective bargaining agreements or labor union contracts. We have not been the subject of any material strikes or employment disruptions in our history.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         (1) PPOL

         PPOL has not derived any revenue either domestically or internationally from the operation of any business during the last three fiscal years and does not currently intend to actively operate any business, either within the United States or internationally, other than holding 100% of the common stock of AJOL. Exceptions to this business situation include intercompany management consulting agreement between PPOL and AJOL in connection with Sarbanes Oxley compliance requirements. Such income for PPOL, and corresponding expense for AJOL, is eliminated in consolidation.

         (2) PPOL's Subsidiaries

         For each of the last three fiscal years, all of AJOL's operations have been conducted in Japan, and AJOL currently has no operations in countries other than Japan.

         From June 16, 2004 (inception) to March 31, 2005, when Gatefor was disposed by PPOL, Gatefor's operations was conducted solely in Japan.

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

DEPENDENCE ON MR. AOTA

         We are highly dependent upon our Director, Yoshihiro Aota, to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota's talents, efforts, personality and leadership have been, and continue to be, critical to us and our success. The diminution or loss of the services of Mr. Aota, and any negative market or industry perception arising from that diminution or loss, would have a material adverse affect on our business. We are continuing to investigate, but have not obtained, "Key Executive Insurance" with respect to Mr. Aota.

         Mr. Aota is the CEO of U-World, a direct competitor of the Company, which uses a network sales model. As such, the amount of time he can devote to PPOL business has diminished. Our business and future prospects have been materially and adversely affected. If Mr. Aota's services cease completely, PPOL's current business has a strong likelihood of becoming unviable. This is, in part, due to Mr. Aota's strong personal ties to the leaders of our distribution network. We do not have an employment agreement with Mr. Aota. We are currently considering terms to secure Mr. Aota's services.

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

LACK OF PROFITABLE OPERATIONS

         The Company recorded net losses for 2007, 2006 and 2005 of $3,843,011, $2,386,538 and $2,740,733, respectively. We have an accumulated deficit of approximately $18,000,000, at March 31, 2007. The Company's ability to continue in business and maintain its financing arrangements would be adversely affected by a continued lack of profitability.

WORKING CAPITAL DEFICIT

         At March 31, 2007 and 2006, PPOL current liabilities exceeded current assets by $5,852,282 and $2,596,174, respectively. See discussion on working capital deficit in Liquidity and Capital Resources section on page 26.

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

UNCERTAIN JAPANESE ECONOMIC CONDITIONS

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

LIABILITY FOR CONTENT OF NETWORK

         As a provider of messaging and communications services, we may incur liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our information network. To minimize our liability, we use a centralized hub to manually process and screen hard copies for adult themes, slander, patent/copyright infringement and objectionable material. However, there can be no assurances that we will be able to effectively screen all of the content generated by our subscribers. We may be exposed to liability with respect to this content. Our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Our liability coverage limit is 100,000,000 Japanese yen, approximately $820,000 at March 31, 2007 exchange rates, per occurrence. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse affect on our reputation, financial condition, and operating results.

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

TECHNOLOGICAL CHANGES OF THE MESSAGING AND COMMUNICATIONS INDUSTRY

         The messaging and communications industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, co-proprietary technology and systems obsolete.

         Our success depends, in part, on our ability to develop new services, functionality and technology that address the needs of existing and prospective subscribers. If we do not properly identify the feature preferences of subscribers and prospective subscribers, or if we fail to deliver features that meet their standards, our ability to market our products and services successfully and to increase revenues could be impaired. The development of co-proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

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

POSSIBLE INADEQUATE INTELLECTUAL PROPERTY PROTECTION

         Our success depends to a significant degree upon our co-proprietary technology. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our co-proprietary technology. However, these measures provide only limited protection, and the Company may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, we may face challenges to the validity and enforceability of our co-proprietary rights and may not prevail in any litigation regarding those rights. Any litigation to enforce our intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business.

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

DEPENDENCE ON VENDOR

         The SF-70 and U-Phone machines, purchased from Advanced Communications, K.K., an entity under common control, are produced by an unrelated Original Equipment Manufacturer (OEM). Should this OEM become incapable or unwilling to produce the SF-70 and U-Phone for any reason, we could face a temporary decline in SF-70 and U-Phone sales until another electronics manufacturer is sourced and ready to produce the machines.

MINORITY SHAREHOLDER STATUS

         Foster Strategic Investment Partnership and Leo Global Fund hold 51.34% and 15.28%, respectively, of PPOL's common stock. Acting alone, Foster Strategic Investment Partnership, as a majority shareholder, has significant influence on PPOL's policies. Foster Strategic Investment Partnership and Leo Global Fund, collectively, control 66.62% of PPOL's outstanding shares and voting power. As a result, Foster Strategic Investment Partnership and Leo Global Fund, acting together, have the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of PPOL's entire Board of Directors, any merger, consolidation or sale of all or substantially all of PPOL's assets, and the ability to control PPOL's management and affairs.

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

LACK OF MARKET FOR COMMON EQUITY SECURITIES

         The Company's shares are currently quoted on the "Pink Sheets" of Pink Sheets, LLC. Trading has been limited and sporadic. No assurance can be given that any market for the Company's common stock will develop or be maintained.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report on our internal controls beginning with our fiscal year commencing on April 1, 2007 to maintain our status as a US reporting company. In order to achieve compliance with Section 404 of Sarbanes-Oxley within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and difficult. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal controls over financial reporting are effective as required by Section
404 of Sarbanes-Oxley Act of 2002.

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

ITEM 2.  PROPERTIES

         PPOL's corporate office is leased at One City Boulevard West, Suite 820, Orange, California 92868 (telephone 714-937-3211). We occupy a 746 square foot administrative office. AJOL's corporate office is leased at Tennozu First Tower 9th floor, 2-2-4 Higashi Shinagawa, Shinagawa-ku, Tokyo 140-0002, Japan (telephone 03-5783-7323). We occupied about 3,520 square feet for AJOL's corporate headquarters as well as all other corporate functions. We believe that such facilities will be adequate for our business needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On October 17, 2005, PPOL's ultimate majority shareholder, Green Capital, filed an action against Capital Aid, Inc., a Japan corporation, and Messrs. Hiroshi Shibakawa, Kenji Nakamura, Yoshiyuki Okamura, Yoshiteru Sazanami, Hiroshi Matsuo, Tokuji Koga and Chizuko Koga (the "Ide Group"), in Tokyo District Court (case no. (wa) 2005-20878) to recover PPOL common share stock certificates (the "PPOL Certificates") registered in the name of Foster Strategic Investment Partnership ("FSIP"), and beneficially owned by Green Capital. The Ide Group maintains physical possession of the PPOL Certificates. Green Capital has alleged in its lawsuit that 1) the Ide Group purchased the PPOL Certificates from a person who was not the owner or has any right or interest therein); and 2) did not constitute a bona fide purchaser thereof, as such is provided under the Article 131-2 of the Commercial Code of Japan, Green Capital is entitled to the remedy of repossession of the PPOL Certificates at issue. The Ide Group, in turn, has countersued Green Capital, Green Capital's then-CEO, PPOL, PPOL's and AJOL's directors, PPOL's operating subsidiary, AJOL, and Nobuo Takada, a former director and CEO of PPOL, for $9.2 million (1.056 billion yen) plus interest. In its countersuit, the Ide Group alleges Takada had tricked them into buying the PPOL Certificates and borrowing money from them, using the PPOL Certificates as collateral. The Ide Group has alleged in its countersuit that each named counter-defendant conspired with Takada in a series of alleged unlawful and improper transactions resulting in the Ide Group's purchase of the PPOL Certificates and loan to Takada. At the time of the alleged series of transactions, Takada was neither a director nor officer of PPOL or AJOL. Green Capital has also contacted the Tokyo Metropolitan Police Department and has filed a criminal complaint against Nobuo Takada for alleged embezzlement of the PPOL Certificates registered in the name of FSIP and beneficially owned by Green Capital. Green Capital, Green Capital's then-CEO, PPOL, PPOL's and AJOL'S directors, and PPOL's operating subsidiary, AJOL have all denied knowledge of any of the alleged transactions and any improper conduct associated with such alleged transactions. Based, in part, on the advice of counsel, PPOL believes the ultimate resolution of this litigation will not have a material impact on the financial position, results of operations or cash flows of PPOL, and its subsidiary.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. Information required by this item is incorporated by reference to the first and second paragraphs on page 9 of this filing.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Common Stock is currently quoted on the "Pink Sheets" of Pink Sheets, LLC, under the symbol "PPLI." Trading has been limited and sporadic. No assurance can be given that any market for the Company's common stock will develop or be maintained.

         The following chart lists the high and low closing stock price range from the Company's market makers, retroactively adjusted for reverse stock splits. These over-the-counter market quotations reflect the inter-deal prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

        YEAR ENDED MARCH 31, 2007                       HIGH            LOW
        ---------------------------------------     ------------    ------------

        First Quarter..........................        $ 215          $ 175

        Second Quarter.........................        $ 175          $ 105

        Third Quarter..........................        $ 105          $  51

        Fourth Quarter.........................        $  61          $  53

        YEAR ENDED MARCH 31, 2006
        ---------------------------------------

        First Quarter..........................        $ 400          $ 340

        Second Quarter.........................        $ 800          $ 390

        Third Quarter..........................        $ 650          $ 300

        Fourth Quarter.........................        $ 350          $ 200

HOLDERS OF RECORD

         As of March 31, 2007, there were 6,030 holders of record of our common stock according to our transfer agents.

STOCK REPURCHASE PROGRAMS

         We have not repurchased or had any stock repurchase programs during the fiscal year ended March 31, 2007. In conjunction with our reverse stock split which became effective on April 23, 2007, we will repurchase fractional shares at $54 per post reverse stock split share ($0.54 per pre-reverse stock split share). The number of shares we will be obligated to repurchase are approximately 300 post reverse stock split shares (30,000 pre-reverse stock split shares).

DIVIDENDS

         We have not declared any dividends during the fiscal years ending March 31, 2007 and 2006. The declaration of any dividends in the future by the Company is subject to the discretion of our Board of Directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future projects and other factors deemed relevant by our Board of Directors. PPOL currently does not intend to pay dividends in the foreseeable future. We do not have restrictions on the payment of dividends by any contractual obligations.

STOCK BASED COMPENSATION

         For information on our equity compensation plans, refer to Notes 1 and 9 in our Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data (post reverse split) as of and for the years ended March 31, 2003, 2004, 2005, 2006 and 2007 have been derived from and qualified by reference to our audited consolidated financial statements. See Item 7 for discussion on going concern.

                                                                         YEAR ENDED MARCH 31:
                                        ---------------------------------------------------------------------------------------
                                              2003             2004              2005             2006              2007
                                        ----------------- ---------------- ----------------- ---------------- -----------------

Net Revenues.......................         $134,985,824     $135,805,340     $127,833,591      $106,624,069       $68,592,908
Net Income (loss) .................            5,995,682        7,722,366       (2,740,733)       (2,386,538)       (3,843,011)
Net Income (loss) per
   common share, basic.............                33.95            42.92           (15.23)           (11.86)           (18.71)
Net Income (loss) per
   common share, diluted...........                33.95            42.92           (15.23)           (11.86)           (18.71)
Total Assets.......................          161,548,658      160,369,283      152,588,310       113,104,123        56,164,750
Long-term obligations..............                   --               --               --                --                --
Cash dividends declared per common
   share...........................                 5.00               --               --                --                --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

         Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as PPOL "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe PPOL's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and this could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Report and PPOL undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required under applicable laws.

         Management's discussion and analysis that follows is designed to provide information that will assist readers in understanding our consolidated financial statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

OVERVIEW

         PPOL, Inc., a California corporation, conducts its business primarily through its wholly owned Japanese subsidiary, AJOL, Ltd. ("AJOL"), a Japanese corporation. At the present time, the Company has administrative functions occurring in California, but does not otherwise have any major business in the United States. As disclosed in Note 12 - Spin-Off of AJOL, of the financial statements, PPOL will Spin-Off its sole operating subsidiary, AJOL. Following the Spin-Off, the Company will acquire the status of a public shell corporation with no operating business, and will seek merger, acquisition or other business opportunities. The discussion below should be read with such planned Spin-Off taken into consideration.

         PPOL's revenues are generated primarily through its one hundred percent (100%)ownership of AJOL, which derives its revenues through the use of a direct marketing and distribution system throughout Japan to sell: (1) its SF-70 and U-Phone hardware (MOJICO), multi-functional facsimile based machines with telephone and networking capabilities, (2) subscriptions to our co-proprietary UU Online interactive database that can be accessed through our SF-70 and U-Phone hardware, (3) various consumer products that primarily utilize AJOL's U-Brand, and (4) service fees and commissions.

         Some of the key developments during the year ended March 31, 2007 include:

INVOLVEMENT OF MR. AOTA

         We are highly dependent upon our Director, Yoshihiro Aota, to recruit and retain subscribers. Mr. Aota represents the personification of AJOL. Mr. Aota's talents, efforts, personality and leadership have been, and continue to be, critical to us and our success.

         Mr. Aota is the CEO of U-World, a direct competitor of the Company which uses a network sales model. As such, the amount of time he can devote to PPOL business has diminished. Our business and future prospects have been materially and adversely affected. If Mr. Aota's services cease completely, PPOL's current business has a strong likelihood of becoming unviable. This is, in part, due to Mr. Aota's strong personal ties to the leaders of our distribution network.

         Our revenues have declined approximately 36% for the fiscal year ended March 31, 2007 from the prior year. We believe that Mr. Aota's involvement in U-World has been a significant factor in this decline.

LONG TERM OUTLOOK

         Notwithstanding our return to profitability before income taxes, the long term outlook for the Company is bleak without the active involvement of Mr. Aota. While AJOL, our sole operating subsidiary in Japan, is projected to have income under US generally accepted accounting principles in the near term, it is projected to have losses consistently for Japanese tax reporting purposes. This means the deferred tax assets will not provide future economic benefits. Thus we established a 100% valuation allowance for the remaining deferred tax assets in the first quarter. This resulted in an income tax expense of $10.7 million although our income before income taxes were approximately $6.9 million.

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

         In the current period, shipments of MOJICO units were negligible although renewals have been stable. As such, we made a conscientious effort to reduce our selling, general and administrative costs. A more detailed discussion follows immediately.

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

GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses during the last three years, negative cash flows from operations of $1,470,920 and $14,700,864 for the years ended March 31, 2007 and 2006, respectively, and, as of March 31, 2007, had a working capital deficit of $5,852,282 and an accumulated deficit of $17,958,920. The majority of income before income taxes in recent years is attributed to the release of deferred revenue and related costs that are being recognized as income and expense for financial accounting purposes. Deferred revenues and related costs are attributable to (1) shipments of our MOJICO machines in prior periods and (2) on-line service fee subscriptions and renewals. Shipments of our MOJICO machines have been negligible during the years ended March 31, 2007 and 2006.

         During the year ended March 31, 2006, the Company changed from a network marketing plan (Network) method to a direct marketing plan (Direct) method. Under the Network method and through the influence and guidance of Yoshihiro Aota, a member of our Board of Directors, the Company generated significant sales of its MOJICO machines. These sales generated significant cash and deferred revenues and costs for the Company. After changing to a direct sales method, however, the Company's sales of its MOJICO have effectively ceased. Further, Mr. Aota has become the chief executive officer of U-World Co., Ltd., a wholly owned subsidiary of K.K. Seagull and a direct competitor of the Company which utilizes a network marketing plan similar to the Company's previous marketing plan. U-World is a related party through Mr. Aota who is a member of the Board of Directors of both entities.

        Management has been able to adjust the Company's organizational structure to substantially reduce selling, general and administrative costs and the liquidation of deferred costs and deferred revenues will not consume or provide any cash.

        Further, as discussed in detail in Note 12, on February 16, 2007, the Board unanimously approved the divestiture and Spin-Off of its wholly owned operating subsidiary, AJOL, to the Company's shareholders. Following the Spin-Off, the Company will acquire the status of a public shell corporation with no operating business, and will seek merger, acquisition, or other business opportunities. As of the filing date of these consolidated financial statements, the Spin-Off was not completed. Accordingly, the financial statements do not treat AJOL as a discontinued operation.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

CURRENCY RISK AND EXCHANGE RATE INFORMATION

         PPOL uses the U.S. dollar as its reporting currency for financial statement purposes. PPOL conducts business through its Japanese subsidiary that uses local currency (Japanese yen) to denominate its transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. All revenues and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, results of operations or financial condition.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of PPOL's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and PPOL's discussion and analysis of our financial condition and results of operations requires PPOL's management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported.

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

REVENUE RECOGNITION:

         The Company commenced sales of its MOJICO product utilizing the Direct Marketing method ("Direct Method") in January 2006. Revenues derived from the Direct Method are recognized when (a) products are shipped or services are provided, (b) customer payment is fixed, (c) payment is free of contingencies and significant uncertainties, and (d) collection is reasonably assured. Under the Direct Method, our customers may purchase only the deliverables they choose to purchase and are not required to purchase multiple deliverables for one price. Accordingly, our revenues and related profits will decline if our customers do not choose to purchase the different deliverables they were previously required to purchase as part of one sales price.

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

         While we terminated sales under the Network method, in December 2005, we continue to recognize revenues derived from the Network method as required by EITF 00-21. In this regard, we have evaluated the average customer relationship period as of March 31, 2007 and determined three years as the appropriate period over which revenues and costs are to be recognized. We will continue to evaluate the average customer relationship period at least once a year in the future.

         The impact of termination of the Network Method is a systematic reduction of our existing largest asset and liability on our balance sheet, deferred costs and deferred revenues, respectively, over the course of the next three years. Deferred revenues and costs will be recognized as revenues and cost of sales, respectively. It is expected that the difference by which our existing deferred revenues exceed deferred costs will be recognized as gross profit to the Company over the next three years. Any changes in the average customer relationship period will result in the recognition of such gross profit over a period shorter or longer than three years. When the Spin-Off of AJOL becomes effective, such gross profit may only be partially recognized.

VARIABLE INTEREST ENTITIES

         PPOL has adopted Financial Accounting Standards Board Interpretation No. 46(R) "Consolidation of Variable Interest Entities (revised December 2003) - an Interpretation of ARB No. 51" ("FIN 46(R) for the year ended March 31, 2005. The Company must consolidate variable interest entities ("VIE") if it has been deemed the primary beneficiary of such entities. We have critically reviewed and determined that there are no interests we hold in other entities, other than AJOL, that we are required to absorb losses or entitled to receive residual returns, respectively. Accordingly, we do not have any VIEs that we are required to consolidate other than AJOL during the years ended March 31, 2007, 2006, and 2005.

TRANSLATION OF FOREIGN CURRENCY

         Substantially all of our subsidiaries revenue and expenses are received and incurred in Japanese Yen. PPOL's reporting currency is the United States Dollar. Variation in foreign exchange rates may substantially affect our revenue, expenses, and net income in U.S. dollar terms. In preparing our financial statements, we translate revenue and expenses from Japanese Yen into U.S. dollars in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the exchange rate as of the respective balance sheet dates and related revenues and expenses are translated at average exchange rates in effect during the period.

         If the U.S. dollar strengthens relative to the Yen, our reported revenue, gross profits and net income will likely be reduced. Given the unpredictability of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.

INVENTORY VALUATION

         The business environment in which PPOL operates is subject to rapid changes in technology and customer demand. We record write-downs for components and products, which have become obsolete or are in excess of anticipated demand or net realizable value. We perform an assessment of inventory each quarter, which includes a review of, among other factors, inventory on hand and forecast requirements, product life cycle (including end of life product) and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record an adjustment for excess and obsolete inventory. PPOL may be required to record additional write-downs if actual demand, component costs or product life cycles differ from estimates, which would affect earnings in the period the write-downs are made.

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

LITIGATION

         PPOL is currently involved in certain legal proceedings (see Item 3 and Note 6 to the Consolidated Financial Statements). When a loss is considered probable in connection with litigation or governmental proceedings and the loss amount can be reasonably estimated within a range, we record the minimum estimated liability related to the claim if there is no best estimate in the range. As additional information becomes available, we assess the potential liability related to the legal proceedings and revise those estimates. Revisions in estimates of the potential liability could materially impact our results of operations in the period of adjustment.

RECLASSIFICATIONS

         During the fourth quarter of 2006, PPOL reclassified the presentation of revenues and related cost of sales to Product sales and Service fee income as line items in the statement of operations. As presented below, Product sales include revenues we derive from the sale of tangible products, net of discounts, returns, and allowances, while Service fee income represents revenues from services the Company has performed. This reclassification conforms with requirements of SEC's Regulation S-X Rule 5-03(b)(1) and (2). Prior to the fourth quarter of 2006, our revenues were classified as Product Sales and Network Services and Other-Online Products as line items in the statement of operations. Both line items in each previous classification include both sales of tangible products and revenues from services. Prior year information has been reclassified to conform with current year presentation.

RESULTS OF OPERATIONS

         The following table sets forth the results of operations for the periods indicated:

                                              2007          % CHANGE            2006         % CHANGE            2005
                                              ----          --------            ----         --------            ----
Revenues

Product sales                              $52,974,307       -32.07%       $  77,983,915      -19.35%        $ 96,690,799

Service fee income                          15,618,601       -45.47%          28,640,154       -8.04%          31,142,792

  Total revenues                            68,592,908       -35.67%         106,624,069      -16.59%         127,833,591

Cost of sales and expenses

Cost of sales -- Products                   13,271,275       -39.82%          22,053,203      -17.84%          26,842,453

Cost of sales -- Services                    9,126,758         9.15%           8,361,781        6.32%           7,864,701

Distributor incentives                      30,376,719       -35.65%          47,203,479      -24.00%          62,106,377

Selling, general and administrative          9,185,140       -67.56%          28,310,587       -1.64%          28,783,491

   Total cost of sales and expenses         61,959,892       -41.51%         105,929,050      -15.66%         125,597,022

Operating income                             6,633,016       854.36%             695,019      -68.92%           2,236,569

Other income (expense)                         229,512       129.49%             100,010      143.49%            (229,962)

Income before income tax
   and loss from discontinued operations     6,862,528       763.18%             795,029      -60.38%           2,006,607

Income tax expense                          10,705,539       236.49%           3,181,567       15.08%           2,764,576

Loss from discontinued operations                    0         0.00%                   0     -100.00%           1,982,764

Net (Loss)                                 $(3,843,011)       61.03%         $(2,386,538)     -12.92%        $ (2,740,733)

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006

PRODUCT SALES. For the year ended March 31, 2007 (Fiscal 2007), revenues decreased by 32.07% over the year ended March 31, 2006 (Fiscal 2006) from $77,983,915 to $52,974,307. The decrease in product sales is attributable to a decline in SF-70 and U-Phone unit sales from 17,257 units in Fiscal 2006 to 312 units in Fiscal 2007. Such decline is attributable to the growing strength of U-World, a direct competitor, whose CEO, Mr. Aota, is also a PPOL director, and transition challenges of our revenue model from the network marketing to the direct marketing system. Revenues from sales of other products, comprised of cosmetics and foodstuffs ordered through our SF-70 and U-Phone, have been an encouraging factor. Despite the overall declines in product sales, we have been able to return to pre-tax profitability in fiscal 2007 due to cost reductions. We are currently reviewing alternative strategies for our long term viability.

SERVICE FEE INCOME. Service fee income declined 45.47% in Fiscal 2007 over Fiscal 2006 from $28,640,154 to $15,618,601. This decline is mainly attributable to the loss of service fee income from insurance administrative services as a result of new insurance regulations that prohibited us from providing such services, which amounted to $9,779,145 in fiscal 2006.

COST OF PRODUCT SALES. Cost of product sales declined by 39.82% from $22,053,203 in the prior year to $13,271,275, a greater percentage decline than related product sales. Management attributes this improvement to the shift in our revenues to higher gross profit products.

COST OF SERVICE FEE INCOME. Cost of service fee income has increased 9.15% from $8,361,781 in Fiscal 2006 to $9,126,758 despite the 45.47% decrease in service fee income. This resulted from additional expenses incurred to provide new services to replace lost revenues and our inability to reduce fixed overhead related to lost revenues.

DISTRIBUTOR INCENTIVES. Distributor incentives decreased 35.65% over the prior year from $47,203,479 in Fiscal 2006 to $30,376,719 in Fiscal 2007. The decrease is substantially comparable to the decrease in total revenues of 35.67%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 67.56% from $28,310,587 in Fiscal 2006 to $9,185,140 in Fiscal 2007. We have reduced selling, general and administrative costs to address our declining sales. Major cost reductions were achieved in personnel - $3.9 million, selling expenses - $3.6 million, information technology - $3.6 million, rent - $0.7 million, and outsourcing - $1.4 million. In addition, we did not incur the transition costs to direct marketing and merger integration costs with USC that were present in the prior year. We also did not expend any funds for research and development in the current year that accounted for $2.1 million in the prior year.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures are included as a component of our selling, general and administrative expenses.

OTHER INCOME, NET. $229,512 in Fiscal 2007 represents a 129.49% increase from $100,010 in Fiscal 2006. The income and expense included in this account are all derived from (incurred for) one time non-recurring events. The largest item in Fiscal 2007 is income from expired and unused gift certificates of $136,020.

INCOME TAXES. Income taxes were 156.00% of income before income taxes in Fiscal 2007. Our effective tax rate exceeded the expected rate of 40.69%. It is primarily attributable to a net increase in our valuation allowance of deferred tax assets of $7,685,037 due to reservations regarding its future use.

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

COST OF PRODUCT SALES. Cost of product sales declined by 17.84% from $26,842,453 in the prior year to $22,053,203, a greater percentage decline than related product sales. Management attributes the increase to the revenue mix containing higher gross profit percentage items.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our principal needs for funds have been for operating expenses including distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of operations throughout Japan. We have generally relied on cash flow from operations, and equity financing to meet our cash needs and business objectives without relying on long-term debt to fund operating activities

         During the year ended March 31, 2007, our cash position had a net decline of $1,142,330, or 17.3%. Cash used by operating activities comprised $1,470,920, Such uses were offset by cash generated from investing activities primarily associated with the return of $347,675 from lease deposits. The impact of foreign currency exchange was minimal. Management believes that cash flow from operations will adequately meet the working capital needs for the foreseeable future. Further comments on cash is on page 21 under "Going Concern."

WORKING CAPITAL DEFICIT

         At March 31, 2007,and 2006 PPOL's current liabilities exceeded current assets by $5,852,282 and $2,596,174, respectively. As noted in the table below, our current assets included deferred costs and current liabilities include deferred revenue. The deferred revenue and deferred costs are attributable to the revenue recognition policy for revenue arrangements for multiple deliverables (see Note 1 to the consolidated financial statements for further information). Current deferred revenue will be recognized as revenues, and current deferred costs will be recognized as cost of sales and distributor incentives, during the following fiscal year. The recognition of these items as revenues, cost of sales, and distributor incentives will not use or provide any working capital. Working capital, adjusted for deferred revenues and deferred costs at March 31, 2007 and 2006 is as follows:

                                                                                         WORKING
                                                     CURRENT           CURRENT           CAPITAL
                                                      ASSETS         LIABILITIES        (DEFICIT)
                                                  --------------    -------------     -------------

Working capital deficit at March 31, 2007          $ 28,403,133     $ 34,255,415      $( 5,852,282)
Less: Current deferred costs                        (22,025,853)              --       (22,025,853)
Less: Current deferred revenues                              --       31,668,727        31,668,727
                                                   ------------     ------------      ------------
Working capital, adjusted for deferred revenues
   and deferred costs, at March 31, 2007           $  6,377,280     $  2,586,688      $  3,790,592
                                                   ============     ============      ============

Working capital deficit at March 31, 2006          $ 55,813,085     $ 58,409,259      $( 2,596,174)
Less: Current deferred costs                        (38,972,218)              --       (38,972,218)
Less: Current deferred revenues                              --       53,439,556        53,439,556
                                                   ------------     ------------      ------------
Working capital, adjusted for deferred revenues
   and deferred costs, at March 31, 2006           $ 16,840,867     $  4,969,703      $ 11,871,164
                                                   ============     ============      ============


CHANGES IN CASH AND CASH EQUIVALENTS BETWEEN 2006 THROUGH 2007

         Cash and cash equivalents were $5,474,547 at March 31, 2007, representing a $1,142,330 reduction from $6,616,877 at March 31, 2006. Net decline of $10,831,591 in current assets and liabilities were offset by non-cash expense items of $10,496,954 in deferred taxes, $2,588,159 in depreciation and amortization, while net loss of $3,843,011 resulted in a net use of $1,470,920 for operating activities. Investing activities provided $345,411 in cash and cash equivalents primarily from a $347,675 reduction in deposits and other assets.

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

CONTRACTUAL OBLIGATIONS

         The Company's operating lease & purchase obligations as of March 31, 2007 are as follows:

                                            PAYMENTS DUE DURING THE YEAR ENDING
                                   ----------------------------------------------------
                                        TOTAL              2008            THEREAFTER
                                   --------------    ---------------    ---------------
CONTRACTUAL OBLIGATIONS.....
Operating Lease Obligations        $      249,060    $       239,160    $        9,900
 Service Provider Contracts                75,327             75,327                --
                                   --------------    ---------------    --------------
Total.......................       $      324,387    $       314,487    $        9,900
                                   ==============    ===============    ==============

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 changes the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 will have no impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" (FAS 159), FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. It is not expected to have any impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurement. FAS 157 does not require any new fair value measurements and we do not expect the application of this standard to change our current practice. FAS 157 requires prospective application for fiscal years ending after November 15, 2007. It is not expected to have any impact on our financial position and results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Information required by this item appears at pages 41 through 64, attached to this Form 10-K report.

2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is set forth in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Masao Yamamoto, our Chief Executive Officer, and Richard Izumi, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

         Specifically, we have identified the following material weaknesses in our internal control over financial reporting: (i) we have not effectively implemented comprehensive entity-level internal controls; (ii) we do not have a sufficient complement of personnel with appropriate training and experience in U.S. generally accepted accounting principals; (iii) we do not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff; (iv) we have not performed adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes; and (v) we have not fully implemented certain control activities and capabilities in the design of our internal control over financial reporting.

The Board of Directors has concluded that the delay in submitting this Form 10-K filing was initially a result of determining the impact of restatements and reclassifications required to financial statements issued in the quarter ended June 30, 2005. This required management to take the time to obtain relevant facts to make the appropriate restatements and reclassifications. In addition there were significant communication delays in obtaining information from our operating subsidiary, AJOL, in Japan in order to complete our consolidated financial statements. To ensure we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Commission, the Board of Directors has directed management of the Company to prepare reports requiring significant information from its Japanese operating subsidiary should be prepared in Japan.

During this initial delay, the NASD informed the Company that its securities will be removed effective September 6, 2006, from the OTC Bulletin Board ("OTCBB"). Further, as a result of the Company's significant budgetary constraints that prevented it from retaining additional personnel to resolve the issues described in the foregoing paragraphs, and the fact that the majority of our shareholders reside in Japan and are unable to trade our stock, the Board of Directors have further concluded that the costs of remaining a US public company, in its present form, far exceed the benefits to its existing shareholder base. Thus, as more fully described in Note 12 - Spin-Off of AJOL, to the consolidated financial statements, included herein, the Board of Directors unanimously approved a transaction involving the separation of the Company's wholly-owned Japanese subsidiary, AJOL, by authorizing the issuance of shares of common stock of AJOL owned by the Company to the stockholders of the Company in proportion to each stockholder's percentage ownership in the Company

(the "Spin-Off"). In authorizing the foregoing, the Board of Directors considered that the Company's business is operated exclusively in Japan through AJOL, and that there is relatively little or no interest in the Company and its common stock and AJOL in the United States. The Board of Directors also considered that over 75% of the Company's shareholders, who hold over 98% of its outstanding shares, are residents of Japan. The Board of Directors also believes that shareholders of the Company could maximize the value of their shares in the Company by directly holding shares in AJOL, in addition to continuing holding shares in the Company. The Board of Directors also considered that AJOL would be in a position to seek and obtain private issuer status in the United States following the Spin-Off, thereby allowing AJOL to seek suspension of any reporting obligations to the Commission which it would be subject following the Spin-Off.

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

         Subsequent to March 31, 2005, the entire Board has been performing the responsibilities of the Audit Committee. The functions of the Audit Committee, upon reconstitution of independent directors, will include reviewing and supervising the financial controls of the Company, making recommendations to the Board of Directors regarding the Company's independent registered public accounting firms, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company's financial controls, acting upon recommendations of the independent accountants and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The members of the Audit Committee will be "independent" as defined in Rule 4200 (a)(15) of the National Association of Securities Dealers' listing standards. The Company currently does not have a financial expert on the audit committee because it currently does not yet have any independent directors to serve that role.

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

CURRENT DIRECTORS AND NOMINEES

         The following table sets forth the name, age and other information of current directors and nominees:

CURRENT DIRECTORS COMMENCING AS OF MARCH 31, 2005

                                                                                    STANDING FOR
NAME                     AGE            DIRECTOR SINCE        TERM EXPIRES           RE-ELECTION         INDEPENDENT
----                     ---            --------------        ------------          ------------         -----------
Yoshihiro Aota           62                5/20/2005              2008                  Yes                  No
Richard Izumi            54                3/31/2005              2008                  No                   No
Masao Yamamoto           58                3/31/2005              2008                  Yes                  No

         The following is a brief background summary for each of the current and nominee directors:

         Mr. Yoshihiro Aota currently serves as CEO of U-World, direct competitor of the Company. He was the President and a director of AJOL from 1994 through December 2004. Mr. Aota was also previously a director of PPOL through December 31, 2004. Prior to AJOL, Mr. Aota worked for Forval Corporation, which was the majority shareholder in PPOL, Inc. While at Forval Corporation, Mr. Aota directed Forval's business strategy, PC business and NW business. Prior to Forval Corporation, Mr. Aota was in charge of business planning and administration of Katena Corporation, a Japanese Corporation. Mr. Aota holds a B.S. from Tokyo University.

         Mr. Richard Izumi is Chief Financial Officer of PPOL, Inc. Mr. Izumi is also Senior Managing Director of JGS Co. Ltd, a Japanese corporation involved in the licensing of energy and high-tech related intellectual property and Director of City Communication, Inc., a Japanese corporation involved in broadcast technology. He is also an independent consultant to public companies, including previously the registrant, on financial matters and international transactions, primarily between U.S. and Japan. Earlier he served as Partner at accounting firms Ernst & Young and Price Waterhouse (now known as PricewaterhouseCoopers). Mr. Izumi holds a B.S. in Business Administration from the University of Southern California. Mr. Izumi will resign as the Chief Financial Officer, effective with the conclusion of the next Annual Shareholders Meeting, and has elected not to stand for re-election to the Board of Directors.

         Mr. Masao Yamamoto is Chief Executive Officer of PPOL, Inc. and Chief Executive Officer of AJOL Co. Ltd. ("AJOL"), PPOL's wholly owned subsidiary, where he previously served as General Manager of Finance and Director. Prior to joining AJOL he was General Manager of accounting with Chiiki Shinko Kyouiku Jigyo Foundation. Mr. Yamamoto graduated from the Koganei Industrial School, with a major in Electronics.

         Mr. Manabu Nakamura is presently a Director of AJOL and General Manager of Customer Service. He has joined AJOL in June, 1995 and has been a Director since March, 2000. Prior to AJOL, he was a Managing Director of Drug Ando, K.K., a Japanese corporation, from July, 1992. He graduated from Seikei College with a B.S. in Law.

         If elected, each of the nominees is expected to serve until the 2009 annual meeting of shareholders and thereafter until his or her successor is duly elected and qualified.

CODE OF ETHICS

         The Company adopted a code of ethics applicable to all of its directors, officers and employees which is a "code of ethics" as defined by the applicable rules of the Commission. This code of ethics is found as exhibit 14 to our 10-K for fiscal 2004 as filed with the Commission. If the Company makes any amendments to this code of ethics other than technical, administrative or other non-substantive amendments, or grants any waiver, including implicit waivers, from a provision of this code of ethics, the Company will disclose the nature of the amendments or waivers, its effective date and to whom it applies in a report on Form 8-K filed with the SEC. A copy of our code of ethics will be provided, without charge, to any person who makes a request in writing by mail to the attention of Investor Relations at our principal offices, 1 City Boulevard West, Suite 820, Orange, California 92868.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

COMPENSATION DISCUSSION AND ANALYSIS

As disclosed in Item 10, the entire Board has been performing the responsibilities of the Compensation Committee.

Compensation Objectives and Philosophy

The basic philosophy behind executive compensation is to reward executives for performance and use an incentive to create shareholder value. Salary adjustments, bonuses and long-term incentive grants are reviewed at least annually to ensure consistency with this philosophy.

Elements of Compensation

The principal components of our compensation program are base salary, bonuses and long-term incentive awards in the form of stock options. These elements are intended to formulate compensation packages which provide competitive pay, reward the achievement of financial, operational and strategic objectives, and align the interests of our executive officers and other senior personnel with those of our stockholders. We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation.

Designing a Competitive Compensation Package

Our goal of successful recruitment and retention of leadership to manage the Company requires a competitive compensation package, involving salary, bonus opportunities, and long-term incentive awards.

Base Salary

Base salaries of the Named Executive Officers are determined on an individual basis and are based on job responsibilities and individual contributions. Decisions regarding base salary are made based upon such factors as analysis of compensation levels set by other companies, review of available compensation studies, Company need and candidate availability. In general, in determining executive officers' salaries, we considered individual experience and prior service with the Company, level of responsibility and overall job performance.

Cash Bonus

Annual cash bonuses are designed to align employees' goals with the Company's financial and operational objectives for the current year and to reward individual performance. Decisions regarding bonuses are made based upon achievement of the Company's objectives.

Long-Term Incentive Awards

To promote our long-term objectives, equity awards are made to executive officers who are in a position to make a significant contribution to our long-term success.

Termination Provisions

We have no Employment agreements with our executive officers currently. Severance payments, if any, are at the discretion of the Board of Directors. Separation benefits, if any, are intended to ease the consequences to an executive of an unexpected termination of employment.

Tax and Accounting Implications

As part of its role, we review and consider the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, or the Code, which generally provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. None of the Named Executive Officers currently receive compensation amounts which would raise such a deductibility issue.

Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments" on April 1, 2006. We adopted the Modified Prospective Method in which compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

Discussion with Management

The entire Board of Directors have reviewed and discussed the foregoing "Compensation Discussion and Analysis" with the Company's management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the "Compensation Discussion and Analysis" be included herein for the fiscal year ended March 31, 2007.

A. THE COMPANY

         The following table sets forth the compensation of PPOL's "Named Executive Officers," which consist of a) all persons serving as the chief executive officer during the fiscal year and b) Chief Financial Officer:

      NAME               AGE               POSITION               ANNUAL SALARY
      ----               ---               --------               -------------
Masao Yamamoto            57        Chief Executive Officer       $          0*
Richard Izumi             54        Chief Financial Officer       $    336,000

* Mr. Yamamoto's entire compensation is from AJOL, which is listed on the the following page, describing compensation of certain AJOL employees.

Salary. Salaries for named executive officers are determined based on a variety of factors, including the executive's scope of responsibilities, a market competitive assessment of similar roles at peer group companies, and a comparison of salaries to peers in Microsoft. Salaries are reviewed for our named executive officers once each year, and may be adjusted after considering the above factors and the named executive officer's performance.

The following table sets forth the stock options granted to directors and officers of the company in fiscal 2005:

                                                Percent of
                                              total options
                            Number of           granted to                                  Potential realizable value
                           securities           employers                                     at assumed annual rates
                           underlying             during       Exercise                     of stock price appreciation
                            options               fiscal         price       Expiration         for option term (1)
Name                        granted*               year        per share*       date             5%            10%
---------------------     ----------------    --------------- ------------ ---------------- ------------- -------------
Robert Brasch                  400                50.00%       $ 400        July 25, 2014      $274,400      $500,200
Lowell Hattori                 400                50.00%       $ 400        July 25, 2014      $274,400      $500,200
                               ---               ------
Total for 2005                 800               100.00%
                               ===               ======

There were no additional options granted for the fiscal 2007 and 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards as of March 31, 2007 for the named executive officers and directors.

                    Number of           Number of
                    securities         securities
                    underlying         underlying
                    unexercised        unexercised       Options        Option
                     options*           options*         exercise     expiration
Name                exercisable       unexercisable       price*         date
-----------------------------------------------------------------------------
Yoshihiro Aota          10,000              --             $400   March 25, 2014

Masao Yamamoto             400              --             $400   March 25, 2014

* As adjusted for 1 for 100 reverse stock split as of April 23, 2007

B. AJOL (THE COMPANY'S WHOLLY OWNED SUBSIDIARY)

         The following table sets forth the compensation of AJOL's "Named Executive Officers," which consist of a) all persons serving as the chief executive officer during the fiscal year and b) the four (4) most highly compensated individuals serving at the end of the fiscal year, in addition to the chief executive officer:

                                                       SUMMARY ANNUAL COMPENSATION TABLE
                                      ---------------------------------------------------------------
                                         FISCAL
    NAME AND PRINCIPAL POSITION           YEAR          SALARY ($)        BONUS ($)           TOTAL
    ---------------------------           ----          ----------        ---------           -----

Yoshihiro Aota                            2007       $         0       $         0       $          0
Representative and Director               2006       $         0       $         0       $          0
                                          2005       $   147,513       $   557,880       $    705,393

Manabu Nakamura                           2007       $   113,019       $                 $    113,019
Director                                  2006       $   110,052       $    44,172       $    154,224
                                          2005       $   114,373       $    41,881       $    156,254

Masao Yamamoto                            2007       $   144,012       $         0       $    144,012
Representative Director                   2006       $   173,754       $         0       $    173,754
                                          2005       $   114,959       $    55,841       $    156,254

Maki Iida                                 2007       $    52,688       $     8,829       $     61,517
Director                                  2006       $    53,708       $    10,601       $     64,309
                                          2005       $    44,239       $    19,052       $     63,291

Go Takashima                              2007       $    36,210       $    16,216       $     52,426
Corporate Planning Staff                  2006       $    41,485       $    13,892       $     55,377
                                          2005       $    36,222       $    17,723       $     53,945

Tetsu Okada                               2007       $    37,658       $    11,077       $     48,736
Corporate Planning Staff                  2006       $    43,796       $    10,623       $     54,419
                                          2005       $    37,041       $    14,339       $     51,380


The following is a line graph comparing the cumulative total stockholder return on our common stock with the cumulative total return of the American Composite Index and the Russell 1000 Index from March 2007. The graph assumes that $100 was invested on March 31, 2006 in each of our common stock, American Composite Index and the Russell 1000 Index.

                               PPOL                 American Composite            Russell 1000
                       ----------------------    ------------------------    ---------------------
        3/30/07         $1.20         55.81%     2,174.90       112.34%       775.97       109.79%
        3/29/07         $1.20         55.81%     2,172.20       112.20%       776.55       109.88%
        3/28/07         $1.20         55.81%     2,151.25       111.12%       773.99       109.51%
        3/27/07         $1.20         55.81%     2,154.77       111.30%       779.89       110.35%
        3/26/07         $1.20         55.81%     2,162.79       111.71%       784.63       111.02%
        3/23/07         $1.20         55.81%     2,150.21       111.07%       784.12       110.95%
        3/22/07         $1.20         55.81%     2,156.01       111.36%        783.3       110.83%
        3/21/07         $1.20         55.81%     2,164.50       111.80%       783.46       110.85%
        3/20/07         $1.20         55.81%     2,140.12       110.54%       770.59       109.03%
        3/19/07         $1.20         55.81%     2,111.39       109.06%       765.56       108.32%
        3/16/07         $1.20         55.81%     2,098.32       108.38%       757.32       107.16%
        3/15/07         $1.20         55.81%     2,082.76       107.58%       760.36       107.59%
        3/14/07         $1.20         55.81%     2,063.37       106.58%       757.15       107.13%
        3/13/07         $1.20         55.81%     2,064.99       106.66%       752.57       106.48%
        3/12/07         $1.20         55.81%     2,108.03       108.89%       768.09       108.68%
         3/9/07         $1.20         55.81%     2,094.46       108.19%       765.91       108.37%
         3/8/07         $1.20         55.81%     2,075.60       107.21%       765.18       108.27%
         3/7/07         $1.20         55.81%     2,074.42       107.15%       759.73       107.50%
         3/6/07         $1.20         55.81%     2,081.01       107.49%       761.57       107.76%
         3/5/07         $1.20         55.81%     2,055.91       106.19%       749.85       106.10%
         3/2/07         $1.20         55.81%     2,087.74       107.84%       757.83       107.23%
         3/1/07         $1.20         55.81%     2,113.99       109.19%       766.91       108.51%
        2/28/07         $1.20         55.81%     2,116.56       109.33%       768.66       108.76%
        2/27/07         $1.20         55.81%     2,105.03       108.73%       764.84       108.22%
        2/26/07         $1.20         55.81%     2,175.57       112.38%       791.38       111.97%
        2/23/07         $1.20         55.81%     2,165.47       111.85%       793.15       112.22%
        2/22/07         $1.20         55.81%     2,162.70       111.71%       795.79       112.60%
        2/21/07         $1.20         55.81%     2,154.43       111.28%       796.65       112.72%
        2/20/07         $1.20         55.81%     2,150.77       111.09%       797.58       112.85%
        2/16/07         $1.20         55.81%     2,157.98       111.47%       794.79       112.46%
        2/15/07         $1.20         55.81%     2,168.14       111.99%       795.23       112.52%
        2/14/07         $1.20         55.81%     2,169.86       112.08%       794.15       112.37%
        2/13/07         $1.20         55.81%     2,154.78       111.30%       788.11       111.51%
        2/12/07         $1.20         55.81%     2,138.27       110.45%       782.05       110.65%
         2/9/07         $1.20         55.81%     2,153.06       111.21%       784.99       111.07%
         2/8/07         $1.20         55.81%     2,165.59       111.86%       790.78       111.89%
         2/7/07         $1.20         55.81%     2,162.95       111.72%       791.69       112.02%
         2/6/07         $1.20         55.81%     2,148.88       111.00%       790.17       111.80%





                               PPOL                 American Composite            Russell 1000
                       ----------------------    ------------------------    ---------------------
         2/5/07         $1.20         55.81%     2,134.92       110.28%       789.27       111.68%
         2/2/07         $1.20         55.81%     2,136.22       110.34%       789.88       111.76%
         2/1/07         $1.20         55.81%     2,145.76       110.84%       788.46       111.56%
        1/31/07         $1.20         55.81%     2,123.71       109.70%       784.11       110.95%
        1/30/07         $1.20         55.81%     2,115.73       109.28%       778.79       110.19%
        1/29/07         $1.20         55.81%     2,104.61       108.71%       774.51       109.59%
        1/26/07         $1.20         55.81%     2,087.36       107.82%       774.97       109.65%
        1/25/07         $1.20         55.81%     2,075.30       107.20%       775.65       109.75%
        1/24/07         $1.20         55.81%     2,088.94       107.90%       784.31       110.97%
        1/23/07         $1.20         55.81%     2,086.80       107.79%        777.5       110.01%
        1/22/07         $1.20         55.81%     2,060.44       106.43%       774.73       109.62%
        1/19/07         $1.20         55.81%     2,067.95       106.82%        778.8       110.19%
        1/18/07         $1.20         55.81%     2,063.03       106.56%       776.39       109.85%
        1/17/07         $1.20         55.81%     2,080.41       107.46%       779.12       110.24%
        1/16/07         $1.20         55.81%     2,060.80       106.45%       779.86       110.34%
        1/12/07         $1.20         55.81%     2,058.03       106.30%       779.21       110.25%
        1/11/07         $1.20         55.81%     2,037.57       105.25%        775.3       109.70%
        1/10/07         $1.20         55.81%     2,015.74       104.12%       769.93       108.94%
         1/9/07         $1.20         55.81%     2,010.47       103.85%       767.89       108.65%
         1/8/07         $1.20         55.81%     2,008.52       103.75%       767.88       108.65%
         1/5/07         $1.20         55.81%     1,999.60       103.29%       766.12       108.40%
         1/4/07         $1.20         55.81%     2,023.60       104.53%       770.87       109.07%
         1/3/07         $1.20         55.81%     2,050.01       105.89%       769.59       108.89%
       12/29/06         $1.20         55.81%     2,056.43       106.22%       770.08       108.96%
       12/28/06         $1.20         55.81%     2,053.48       106.07%       773.54       109.45%
       12/27/06         $1.20         55.81%     2,056.31       106.21%       774.64       109.61%
       12/26/06         $1.20         55.81%     2,039.24       105.33%       769.31       108.85%
       12/22/06         $1.20         55.81%     2,034.67       105.10%       765.96       108.38%
       12/21/06         $1.20         55.81%     2,040.11       105.38%       769.93       108.94%
       12/20/06         $1.20         55.81%     2,057.26       106.26%       772.93       109.36%
       12/19/06         $1.20         55.81%     2,069.33       106.89%       773.88       109.50%
       12/18/06         $1.20         55.81%     2,043.76       105.57%       772.37       109.28%
       12/15/06         $1.20         55.81%     2,061.81       106.50%       775.08       109.67%
       12/14/06         $1.20         55.81%     2,066.93       106.76%       774.47       109.58%
       12/13/06         $1.20         55.81%     2,076.84       107.28%        768.1       108.68%
       12/12/06         $1.20         55.81%     2,081.01       107.49%       767.43       108.59%
       12/11/06         $1.20         55.81%     2,085.15       107.70%       768.62       108.75%
        12/8/06         $1.20         55.81%     2,086.28       107.76%       766.95       108.52%
        12/7/06         $1.20         55.81%     2,089.35       107.92%       765.66       108.34%
        12/6/06         $1.20         55.81%     2,093.80       108.15%        768.7       108.77%
        12/5/06         $1.20         55.81%     2,082.80       107.58%       769.65       108.90%
        12/4/06         $1.20         55.81%     2,075.78       107.22%       766.54       108.46%
        12/1/06         $1.20         55.81%     2,065.93       106.71%       759.61       107.48%
       11/30/06         $1.20         55.81%     2,069.16       106.88%       761.44       107.74%
       11/29/06         $1.20         55.81%     2,059.57       106.38%        760.5       107.61%
       11/28/06         $1.20         55.81%     2,039.93       105.37%       753.42       106.60%
       11/27/06         $1.20         55.81%     2,020.33       104.36%       750.95       106.25%
       11/24/06         $1.20         55.81%     2,037.12       105.22%       761.83       107.79%
       11/22/06         $1.20         55.81%     2,026.34       104.67%       764.31       108.14%
       11/21/06         $1.20         55.81%     2,022.19       104.45%       762.13       107.84%
       11/20/06         $1.20         55.81%     2,008.68       103.75%       760.61       107.62%
       11/17/06         $1.20         55.81%     1,996.66       103.13%       760.76       107.64%
       11/16/06         $1.20         55.81%     1,996.77       103.14%       760.14       107.55%
       11/15/06         $1.20         55.81%     2,010.56       103.85%       758.46       107.32%
       11/14/06         $1.20         55.81%     1,987.32       102.65%       756.36       107.02%
       11/13/06         $1.20         55.81%     1,979.90       102.27%       751.46       106.33%
       11/10/06         $1.20         55.81%     1,986.37       102.60%       749.56       106.06%
        11/9/06         $1.20         55.81%     1,999.36       103.27%       747.84       105.81%
        11/8/06         $1.20         55.81%     1,993.68       102.98%       751.72       106.36%
        11/7/06         $1.20         55.81%     1,981.39       102.35%       749.97       106.12%
        11/6/06         $1.20         55.81%     1,992.07       102.90%       748.32       105.88%
        11/3/06         $1.20         55.81%     1,974.36       101.98%       739.86       104.68%
        11/2/06         $1.20         55.81%     1,950.25       100.74%       741.31       104.89%
        11/1/06         $1.20         55.81%     1,948.95       100.67%       741.59       104.93%
       10/31/06         $1.20         55.81%     1,965.35       101.52%        747.3       105.74%
       10/30/06         $1.20         55.81%     1,971.68       101.84%       747.43       105.76%
       10/27/06         $1.20         55.81%     1,983.34       102.45%       747.07       105.70%
       10/26/06         $1.20         55.81%     1,992.52       102.92%       753.32       106.59%
       10/25/06         $1.20         55.81%     1,984.85       102.52%       749.16       106.00%
       10/24/06         $1.20         55.81%     1,955.18       100.99%       746.65       105.65%
       10/23/06         $1.20         55.81%     1,946.33       100.53%        746.5       105.62%
       10/20/06         $1.20         55.81%     1,936.66       100.03%          742       104.99%
       10/19/06         $1.20         55.81%     1,933.08        99.85%       741.52       104.92%
       10/18/06         $1.20         55.81%     1,916.87        99.01%       741.09       104.86%
       10/17/06         $1.20         55.81%     1,915.00        98.92%       740.18       104.73%
       10/16/06         $1.20         55.81%     1,928.04        99.59%       743.25       105.16%
       10/13/06         $1.20         55.81%     1,902.87        98.29%       741.14       104.87%
       10/12/06         $1.20         55.81%     1,879.92        97.10%       739.53       104.64%
       10/11/06         $1.20         55.81%     1,864.81        96.32%       732.29       103.61%
        10/9/06         $1.20         55.81%     1,887.45        97.49%       732.64       103.66%
        10/6/06         $1.20         55.81%     1,881.67        97.19%       731.46       103.50%





                               PPOL                 American Composite            Russell 1000
                       ----------------------    ------------------------    ---------------------
        10/5/06         $1.20         55.81%     1,888.64        97.55%       733.56       103.79%
        10/4/06         $1.20         55.81%     1,875.20        96.86%       731.18       103.46%
        10/3/06         $1.20         55.81%     1,870.34        96.61%       722.26       102.19%
        10/2/06         $1.20         55.81%     1,896.80        97.98%       720.98       102.01%
        9/29/06         $1.20         55.81%     1,906.86        98.50%       723.48       102.37%
        9/28/06         $1.20         55.81%     1,916.92        99.01%       725.42       102.64%
        9/27/06         $1.20         55.81%     1,917.56        99.05%       724.19       102.47%
        9/26/06         $1.20         55.81%     1,908.05        98.56%       723.96       102.44%
        9/25/06         $1.20         55.81%     1,898.90        98.08%       718.61       101.68%
        9/22/06         $1.20         55.81%     1,918.27        99.08%       712.54       100.82%
        9/21/06         $1.20         55.81%     1,933.97        99.90%       714.46       101.09%
        9/20/06         $1.20         55.81%     1,933.86        99.89%       718.57       101.67%
        9/19/06         $1.20         55.81%     1,930.90        99.74%       714.77       101.13%
        9/18/06         $1.20         55.81%     1,949.05       100.67%       716.37       101.36%
        9/15/06         $1.20         55.81%     1,939.28       100.17%       715.95       101.30%
        9/14/06         $1.20         55.81%     1,936.23       100.01%        714.2       101.05%
        9/13/06         $1.20         55.81%     1,942.96       100.36%       715.27       101.21%
        9/12/06         $1.20         55.81%     1,983.34       102.45%       712.43       100.80%
        9/11/06         $1.20         55.81%     1,958.76       101.18%       704.66        99.70%
         9/8/06         $1.20         55.81%     1,977.49       102.14%       704.41        99.67%
         9/7/06         $1.20         55.81%     1,984.63       102.51%       701.86        99.31%
         9/6/06         $1.20         55.81%     2,001.68       103.39%       705.28        99.79%
         9/5/06         $1.20         55.81%     2,033.17       105.02%       712.58       100.82%
         9/1/06         $1.20         55.81%     2,030.22       104.87%       711.25       100.64%
        8/31/06         $1.20         55.81%     2,022.33       104.46%       707.55       100.11%
        8/30/06         $1.20         55.81%     2,021.14       104.40%       707.46       100.10%
        8/29/06         $1.20         55.81%     2,008.30       103.74%       707.13       100.05%
        8/28/06         $1.20         55.81%     2,006.91       103.66%       705.59        99.84%
        8/25/06         $1.20         55.81%     2,003.69       103.50%       701.57        99.27%
        8/24/06         $1.20         55.81%     1,994.89       103.04%       702.15        99.35%
        8/23/06         $1.20         55.81%     2,001.21       103.37%       700.69        99.14%
        8/22/06         $1.20         55.81%     2,008.48       103.74%        704.1        99.63%
        8/21/06         $1.20         55.81%     2,007.69       103.70%       703.31        99.51%
        8/18/06         $1.20         55.81%     1,998.80       103.24%       706.26        99.93%
        8/17/06         $1.20         55.81%     1,986.50       102.61%        703.9        99.60%
        8/16/06         $1.20         55.81%     2,000.57       103.34%       702.87        99.45%
        8/15/06         $1.20         55.81%     1,986.18       102.59%       697.11        98.64%
        8/14/06         $1.20         55.81%     1,968.11       101.66%       687.39        97.26%
        8/11/06         $1.20         55.81%     1,971.72       101.85%        686.5        97.13%
        8/10/06         $1.20         55.81%     1,989.90       102.78%       689.51        97.56%
         8/9/06         $1.20         55.81%     2,001.72       103.40%       686.41        97.12%
         8/8/06         $1.20         55.81%     1,991.33       102.86%       689.68        97.58%
         8/7/06         $1.20         55.81%     1,993.68       102.98%       692.25        97.95%
         8/4/06         $1.80         83.72%     1,990.90       102.84%        694.5        98.27%
         8/3/06         $1.80         83.72%     1,993.44       102.97%       694.87        98.32%
         8/2/06         $1.80         83.72%     2,000.39       103.33%        693.4        98.11%
         8/1/06         $1.80         83.72%     1,971.59       101.84%       689.24        97.52%
        7/31/06         $1.80         83.72%     1,970.42       101.78%       692.59        98.00%
        7/28/06         $1.80         83.72%     1,964.16       101.46%       693.38        98.11%
        7/27/06         $1.80         83.72%     1,931.66        99.78%       684.69        96.88%
        7/26/06         $1.80         83.72%     1,948.92       100.67%       688.07        97.36%
        7/25/06         $1.80         83.72%     1,931.25        99.76%       688.49        97.42%
        7/24/06         $1.80         83.72%     1,921.69        99.26%       683.76        96.75%
        7/21/06         $1.80         83.72%     1,891.87        97.72%        672.4        95.14%
        7/20/06         $1.80         83.72%     1,897.54        98.01%       677.88        95.92%
        7/19/06         $1.80         83.72%     1,911.54        98.74%       684.31        96.82%
        7/18/06         $1.80         83.72%     1,882.80        97.25%       671.56        95.02%
        7/17/06         $1.80         83.72%     1,871.69        96.68%       670.25        94.84%
        7/14/06         $1.80         83.72%     1,895.27        97.90%        671.3        94.98%
        7/13/06         $1.80         83.72%     1,899.88        98.13%       675.01        95.51%
        7/12/06         $1.80         83.72%     1,922.11        99.28%       684.18        96.81%
        7/11/06         $1.80         83.72%     1,936.85       100.04%       691.76        97.88%
        7/10/06         $1.80         83.72%     1,935.70        99.99%       689.33        97.54%
         7/7/06         $1.80         83.72%     1,944.44       100.44%       688.71        97.45%
         7/6/06         $1.80         83.72%     1,956.93       101.08%       693.47        98.12%
         7/5/06         $1.80         83.72%     1,938.14       100.11%       691.66        97.86%
         7/3/06         $1.80         83.72%     1,945.76       100.50%       697.08        98.63%
        6/30/06         $1.80         83.72%     1,928.59        99.62%       691.81        97.89%
        6/29/06         $1.80         83.72%     1,900.94        98.19%       693.04        98.06%
        6/28/06         $1.80         83.72%     1,856.66        95.90%       678.35        95.98%
        6/27/06         $1.80         83.72%     1,847.34        95.42%       674.96        95.50%
        6/26/06         $1.80         83.72%     1,874.94        96.85%       681.05        96.36%
        6/23/06         $1.80         83.72%     1,866.05        96.39%       677.84        95.91%
        6/22/06         $1.80         83.72%     1,858.73        96.01%        677.9        95.92%
        6/21/06         $1.80         83.72%     1,865.81        96.37%       681.61        96.44%
        6/20/06         $1.80         83.72%     1,846.93        95.40%       674.59        95.45%
        6/19/06         $1.80         83.72%     1,841.36        95.11%       674.73        95.47%
        6/16/06         $1.80         83.72%     1,858.87        96.02%       681.17        96.38%
        6/15/06         $1.80         83.72%     1,814.11        93.70%       683.53        96.71%
        6/14/06         $1.80         83.72%     1,810.57        93.52%       668.92        94.65%
        6/12/06         $1.80         83.72%     1,859.34        96.04%        673.1        95.24%
         6/9/06         $1.80         83.72%     1,883.14        97.27%       682.16        96.52%





                               PPOL                 American Composite            Russell 1000
                       ----------------------    ------------------------    ---------------------
         6/8/06         $1.80         83.72%     1,894.41        97.85%       684.78        96.89%
         6/7/06         $1.80         83.72%     1,910.34        98.68%       684.26        96.82%
         6/6/06         $1.80         83.72%     1,924.49        99.41%       688.09        97.36%
         6/5/06         $1.80         83.72%     1,950.95       100.77%       689.58        97.57%
         6/2/06         $1.80         83.72%     1,977.44       102.14%       701.91        99.32%
         6/1/06         $1.80         83.72%     1,957.20       101.10%       700.54        99.12%
        5/31/06         $1.80         83.72%     1,928.36        99.61%       691.78        97.88%
        5/30/06         $1.80         83.72%     1,929.55        99.67%       685.89        97.05%
        5/26/06         $1.80         83.72%     1,953.55       100.91%       696.71        98.58%
        5/25/06         $1.80         83.72%     1,925.65        99.47%       692.49        97.98%
        5/24/06         $1.80         83.72%     1,890.83        97.67%       684.67        96.88%
        5/23/06         $1.80         83.72%     1,897.37        98.01%       684.01        96.78%
        5/22/06         $1.80         83.72%     1,901.64        98.23%       687.05        97.21%
        5/18/06         $1.80         83.72%     1,916.13        98.97%       687.53        97.28%
        5/16/06         $1.80         83.72%     1,969.87       101.75%       704.09        99.62%
        5/15/06         $2.00         93.02%     1,951.71       100.81%       705.12        99.77%
        5/12/06         $2.00         93.02%     1,992.77       102.93%       703.79        99.58%
        5/11/06         $2.00         93.02%     2,012.84       103.97%       711.96       100.74%
        5/10/06         $2.00         93.02%     2,041.64       105.46%       720.97       102.01%
         5/9/06         $2.00         93.02%     2,044.78       105.62%       722.27       102.20%
         5/8/06         $2.00         93.02%     2,024.23       104.56%       722.25       102.19%
         5/5/06         $2.00         93.02%     2,028.68       104.79%       722.57       102.24%
         5/4/06         $2.00         93.02%     2,015.12       104.09%       714.97       101.16%
         5/3/06         $2.00         93.02%     2,001.00       103.36%       712.41       100.80%
         5/2/06         $2.00         93.02%     2,020.21       104.35%       715.05       101.17%
        4/28/06         $2.00         93.02%     2,007.83       103.71%       714.37       101.08%
        4/27/06         $2.00         93.02%     1,991.73       102.88%       713.91       101.01%
        4/26/06         $2.00         93.02%     2,000.26       103.32%       711.43       100.66%
        4/25/06         $2.00         93.02%     2,006.39       103.64%       709.95       100.45%
        4/24/06         $2.00         93.02%     2,020.04       104.34%       713.35       100.93%
        4/21/06         $2.00         93.02%     2,017.63       104.22%       715.11       101.18%
        4/20/06         $2.00         93.02%     1,995.59       103.08%        715.5       101.24%
        4/19/06         $2.00         93.02%     2,011.13       103.88%       714.78       101.14%
        4/18/06         $2.00         93.02%     1,986.47       102.61%       713.16       100.91%
        4/17/06         $2.00         93.02%     1,959.71       101.23%       701.07        99.20%
        4/13/06         $2.00         93.02%     1,941.68       100.29%        703.1        99.48%
        4/12/06         $2.00         93.02%     1,944.93       100.46%       702.53        99.40%
        4/11/06         $2.00         93.02%     1,936.18       100.01%       701.67        99.28%
        4/10/06         $2.00         93.02%     1,950.99       100.77%       706.95       100.03%
         4/7/06         $2.00         93.02%     1,954.59       100.96%       706.64        99.98%
         4/6/06         $2.00         93.02%     1,975.63       102.05%       713.74       100.99%
         4/5/06         $2.00         93.02%     1,955.99       101.03%       715.08       101.18%
         4/4/06         $2.00         93.02%     1,952.45       100.85%       711.96       100.74%
         4/3/06         $2.00         93.02%     1,935.31        99.96%       707.98       100.17%
------------------------------               -------------              -------------
        3/31/06         $2.15        100.00%     1,935.99       100.00%       706.75       100.00%
                                             -------------              -------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2007, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director, (iii) each of the named executive officers, as defined below, and (iv) all current directors and executive officers of the Company as a group. As of March 31, 2007, there were 20,542,875 shares (1) of issued and outstanding Common Stock. On April 23, 2007, PPOL effected a 1 for 100 reverse stock split. As a result of the reverse stock split, the outstanding shares had been reduced to approximately 204,000 shares. However, the percent of total common stock owned by each individual or entity listed below had remained substantially the same.

                                                        NUMBER OF SHARES
                                                         OF COMMON STOCK                 PERCENT OF TOTAL
NAME AND ADDRESS                                     BENEFICIALLY OWNED (1)                COMMON STOCK
----------------                                     ----------------------                ------------

5% Shareholders

Foster Strategic Investment Partnership(2)                  105,475.                          51.34%
9 Raffles Place #08-01, Republic Plaza
Singapore, 048619

Leo Global Fund(3)                                           31,385.                          15.28%
Mori Bldg, 3F Toranomon 11
6-4 Toranomon, 2-Chome
Minato-Ku, Tokyo, Japan 105-0001

Directors and Officers

Yoshihiro Aota                                                    0                            0.00%
Tennozu Fist Tower, 9th floor
2-2-4 Higashi Shinagawa, Shinagawa-ku
Tokyo, Japan 140-0002

Richard H. Izumi                                                244                            0.12%
1 City Boulevard West, Suite 820
Orange, California 92868

Masao Yamamoto                                                    0                            0.00%
Tennozu First Tower, 9th floor
2-2-4 Higashi Shinagawa, Shinagawa-ku
Tokyo, Japan 140-0002

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.
(2) Based on reasonable inquiry, the Company is aware that Green Capital claims beneficial ownership of 100% of the shares owned by Foster Strategic Investment Partnership. The basis for this determination is an oral understanding between Green Capital and Foster Strategic Investment Partnership that Foster Strategic Management will exercise its shareholder voting rights only with the concurrence of Green Capital. In October 2005, Green Capital, on behalf of Foster Strategic Investment Partnership, filed a claim in the Tokyo District Civil Court to recover, from eight Japanese investors, share certificates representing 6,100,000 shares of the Company's common stock held of record by Foster Strategic Investment Partnership. The investors allegedly purchased the shares in March and April 2005 from Nobuo Takada, who was an affiliate of Foster Strategic Investment Partnership and Leo Global Fund. Green Capital contends in its lawsuit that Mr. Takada was not authorized to sell the shares on behalf of Foster Strategic Investment Partnership. The lawsuit is presently pending. Mr. Takada served as the Company's Chief Executive Officer until July 2004 and was a director of the Company until December 2004.
(3) Based on reasonable inquiry, the Company is aware that Green Capital claims beneficial ownership of 98% of the shares owned by Leo Global Fund. The basis for this determination is an oral understanding between Leo Global Fund and Foster Strategic Investment Partnership that Leo Global Fund will exercise its shareholder voting rights only with the concurrence of Green Capital.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information relating to equity compensation plan of PPOL pursuant to which grants of options, warrants or other rights to acquire shares may be granted from time to time.

                                       (A)                             (B)                                  (C)
                          NUMBER OF SECURITIES REMAINING      AVAILABLE FOR FUTURE ISSUANCE         NUMBER OF SECURITIES
                                      TO BE                        WEIGHTED-AVERAGE                UNDER EQUITY COMPENSATION
                               ISSUED UPON EXERCISE OF           PRICE OF OUTSTANDING             PLAN, EXCLUDING SECURITIES
      PLAN CATEGORY             OUTSTANDING OPTIONS*         OPTIONS, WARRANTS AND RIGHTS*        REFLECTED IN COLUMN (A))*
      -------------             --------------------         -----------------------------        -------------------------

Equity compensation
  plans approved by
  security holders(1)                  13,000                            $400.00                               7,000

Equity compensation
  plans not approved by
  security holders                        0                         Not applicable                      Not applicable

Total                                  13,000                            $400.00                               7,000

-----------------
(1) This plan is PPOL's 2004 Stock Option Plan.
* As adjusted for 1 for 100 reverse stock split as of April 23, 2007, 1,300,000 shares, $4.00, and 700,000 shares become 13,000 shares, $400, and 7,000 shares, respectively.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

It is the corporate policy of PPOL that any transactions with related parties, other than those within the consolidated group of PPOL that are eliminated in consolidation, must be at arms length and have the written approval of at least two of the three directors of PPOL.

The following are transactions with related parties during the fiscal year ended March 31, 2007:

Advanced Communications
-----------------------

         During the year ended March 31, 2007, PPOL entered into the following transactions with Advanced Communications K.K. ("AC"), a Japanese corporation that is 79.55% owned by Green Capital:

         Inventory purchases                   $       124,387
         Information technology services             6,807,496
         Other receipts, net                          (141,098)
                                               ----------------
                                               $     6,790,785
                                               ================

         Inventory purchases, noted above, are comprised of the SF-70 and U-Phone hardware under an automatically renewing one year contract, unless a termination notice is provided two months prior to the anniversary by either party. Under the OEM basis, we retained the rights to the design and metallic mold required to manufacture the SF-70, but outsourced the actual manufacturing of the SF-70 and U-Phone to Advanced Communications. On March 31, 2007, we wrote off our remaining inventory of SF-70 and U-Phone as a reserve for slow moving inventory.

         At March 31, 2007, our net accounts payable to AC was $511,584.

Seagull
-------

         During the year ended March 31, 2007, PPOL entered into the following transactions with K.K. Seagull (Seagull), a Japanese corporation and shareholder of 4.52% of the Company's outstanding common stock:

         Sales promotion activities               $       20,296
                                                  ==============

UMBA
----

         The Company has not received any funds during the year ended March 31, 2007 in service fee income from UMBA for providing certain administrative services in connection with their insurance operations.

U-World
-------

         PPOL made product sales of $367,351 and earned service revenues of $1,153,759 from U-World and were billed $1,105,935 for services provided by them during the fiscal year ended March 31, 2007. At March 31, 2007, our net accounts payable to U-World was $21,717.

Other
-----

         Tax services were performed by an accounting firm whose principal officer is the spouse of our Chief Financial Officer. The Company paid $9,850 to Izumi & Co. for tax planning and compliance related matters in the fiscal year ended March 31, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The Company incurred the following fees to Windes and McClaughry Accountancy Corporation in fiscal 2007 and Stonefield Josephson, Inc. in fiscal 2006.

                                                    2007              2006
                                              ----------------   ---------------
                          Assurance           $       124,080          $339,000
                          Tax fees                         --                --
                          All other fees                   --                --
                                              ----------------   ---------------
                                              $       124,080          $339,000
                                              ================   ===============

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

                  (1) The following financial statement schedule of PPOL, Inc. and its subsidiary for the fiscal years ended March 31, 2007, 2006, and 2005 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of PPOL, Inc. and its subsidiary:

                  (2) The financial statements required by Item 8 of this report are filed in the report on pages 41-61.

                           Schedule II: Valuation and Qualifying Accounts

                           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                  (3) See exhibit list below.

         (b) During the year ended March 31, 2007 through this filing, we filed the following reports on Form 8-K:

                  (1) On September 8, 2006 the Company filed a Current Report on Form 8-K under item 8.01, Other Events, which reported that on September 6, 2006, the NASD informed PPOL that its securities will be removed effective immediately from the OTC Bulletin Board. pursuant to NASD Rule 6530(e), the Company's securities are not eligible for quotation on the OTCBB for a period of one year, because the Company has been delinquent three times in the past 24 months in its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company is presently delinquent in filing its annual report for the fiscal year ended March 31, 2006, which was due to be filed with the Commission on June 29, 2006, and is delinquent in filing its quarterly report for the quarter ended June 30, 2006, which was due to be filed with the SEC on August 14, 2006. Following the removal of the Company's securities from the OTCBB, its securities shall not be eligible for quotation until the Company has timely filed in a complete form all required annual and quarterly reports due in a one-year period.

                  (2) On March 8, 2007, the Company filed a Current Report on Form 8-K under item 8.01, Other Events which reported the approval by written consents of the holders of a majority of the outstanding shares of common stock of the Company on that day, of the following resolutions by the Board of Directors: (a) the Spin-Off of AJOL, and (b) 1 for 100 Reverse Stock Split of the Company's presently issued and outstanding shares of common stock, and to provide for the payment of cash in lieu of fractionalized shares otherwise issuable in connection with the Reverse Split.

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

     21.0     Subsidiaries of PPOL (3)

     31.1 Certifications of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

     31.2 Certifications of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

     32.0 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

         ----------------
(1) Previously filed with the SEC as an exhibit to SC 13D, filed on April 15, 2005, and is incorporated herein by reference.
(2) Previously filed with the SEC as exhibit 14.0 to the Company's Form 10-K filed, on June 29, 2004, and is incorporated herein by reference.
(3)  Filed herewith.
(4) Previously filed with the SEC an exhibit to the Company's 8-K filed on April 4, 2005, and is incorporated herein by reference.
(5) Previously filed with the SEC an exhibit to the Company's 8-K filed on June 3, 2005, and is incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 16, 2008.

                                  PPOL, INC.


                                  By: /s/ Masao Yamamoto
                                      -------------------------------------
                                      Masao Yamamoto, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 16, 2008.


          SIGNATURE                           CAPACITY IN WHICH SIGNED
------------------------------         -----------------------------------------


/s/ Masao Yamamoto                     Chairman of the Board of Directors and
------------------------------         Chief Executive Officer
Masao Yamamoto                         (Principal Executive Officer)


/s/ Richard Izumi                      Director and Chief Financial Officer
------------------------------         (Principal Financial Officer
Richard Izumi                          and Accounting Officer)


/s/ Yoshihiro Aota                     Director
------------------------------
Yoshihiro Aota

                                   PPOL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2007, 2006 AND 2005


                                    CONTENTS
                                    --------

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - 2007 and 2006      46
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - 2005               47
CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets                                         48
         Consolidated Statements of Operations and Comprehensive Loss        49
         Consolidated Statements of Shareholders' Equity (Deficit )          50
         Consolidated Statements of Cash Flows                               51
         Notes to Consolidated Financial Statements                          52

SCHEDULE II = VALUATION AND QUALIFYING ACCOUNTS                              68

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of PPOL, Inc.

We have audited the accompanying consolidated balance sheets of PPOL, Inc. and its subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity (deficit), and cash flows for the years ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PPOL, Inc. and its subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses during the last three years, negative cash flows from operations of $1,470,920 and $14,700,864 for the years ended March 31, 2007 and 2006, respectively, and, as of March 31, 2007, had a working capital deficit of $5,852,282 and an accumulated deficit of $17,958,920. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index appearing under Item 15(a)(1) is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Windes & McClaughry

Irvine, CA
October 9, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of PPOL, Inc.
Orange, California

We have audited the accompanying consolidated statement of operations and comprehensive (loss) income (as restated), shareholders' deficit, cash flow and financial statement schedule for the year ended March 31, 2005 as listed in the appendix appearing under items 15(a)(1) and (2) of the Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations, shareholders' deficit and their cash flows for the year ended March 31, 2005 (as restated), in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Stonefield Josephson, Inc.

Los Angeles, California August 17, 2005, (Except for Footnote 10, as to which the date is September 6, 2006)

                                                   PPOL, INC.

                                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS                                  MARCH 31, 2007       MARCH 31, 2006
                                                                            ---------------      ---------------

CURRENT ASSETS:
   Cash and cash equivalents ..........................................     $     5,474,547      $     6,616,877
   Trade accounts receivable, net of doubtful account allowance of 0 and 0          253,379              387,592
   Inventories ........................................................             278,343            2,108,211
   Deferred costs, current ............................................          22,025,853           38,972,218
   Deferred income taxes, current .....................................                  --            6,506,531
   Prepaid expenses and other current assets ..........................             371,011            1,221,656
                                                                            ---------------      ---------------

       TOTAL CURRENT ASSETS ...........................................          28,403,133           55,813,085

RESTRICTED CASH .......................................................          20,506,573           21,124,979
PROPERTY AND EQUIPMENT, NET ...........................................             244,994              447,914
SOFTWARE, NET .........................................................           3,634,466            6,171,046
DEFERRED COSTS, NON-CURRENT ...........................................           2,317,296           24,126,665
DEFERRED INCOME TAXES, NON-CURRENT ....................................                  --            3,990,423
GUARANTEED DEPOSITS....................................................             896,876              926,890
OTHER ASSETS.........................................................               161,412              503,121
                                                                            ---------------      ---------------

    TOTAL ASSETS                                                            $    56,164,750      $   113,104,123
                                                                            ===============      ===============

               LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable ...................................................     $     1,939,122      $     4,057,276
   Advances received ..................................................               7,027               41,978
   Deferred revenue, current ..........................................          31,668,727           53,439,556
   Income taxes payable ...............................................               2,459               31,431
   Other current liabilities ..........................................             638,080              839,018
                                                                            ---------------      ---------------

     TOTAL CURRENT LIABILITIES ........................................          34,255,415           58,409,259
                                                                            ---------------      ---------------

ADVANCES RECEIVED, CUBE ...............................................          20,506,573           21,124,979
DEFERRED REVENUE, NON-CURRENT .........................................           2,803,969           31,092,345
                                                                            ---------------      ---------------

       TOTAL LIABILITIES ..............................................          57,565,957          110,626,583
                                                                            ---------------      ---------------

COMMITMENTS & CONTINGENCIES (NOTE 14)

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock; $0.001 par value; 100,000,000 shares authorized;
  205,428 shares issued and outstanding
  as of March 31, 2007 and 2006, respectively .........................                 205                  205
Additional paid-in capital ............................................          14,522,136           14,522,136
Accumulated other comprehensive income.  ..............................           2,035,372            2,071,108
Accumulated deficit ...................................................         (17,958,920)         (14,115,909)

                                                                            ---------------      ---------------

     TOTAL SHAREHOLDERS' (DEFICIT) EQUITY .............................          (1,401,207)           2,477,540
                                                                            ---------------      ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
                                                                            $    56,164,750      $   113,104,123
                                                                            ===============      ===============

             The notes are an integral part of these consolidated financial statements.






                                                          PPOL, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                   YEAR ENDED            YEAR ENDED             YEAR ENDED
                                                                 MARCH 31, 2007        MARCH 31, 2006         MARCH 31, 2005
                                                                ----------------      ----------------       ----------------
NET REVENUE
   Product sales ..........................................     $     52,974,307      $     77,983,915       $     96,690,799
   Service fee income .....................................           15,618,601            28,640,154             31,142,792
                                                                ----------------      ----------------       ----------------

         Total revenues ...................................           68,592,908           106,624,069            127,833,591
                                                                ----------------      ----------------       ----------------

COSTS AND EXPENSES
   Cost of sales - Products ...............................           13,271,275            22,053,203             26,842,453
   Cost of sales - Services ...............................            9,126,758             8,361,781              7,864,701
   Distributor incentives .................................           30,376,719            47,203,479             62,106,377
   Selling, general and administrative expenses ...........            9,185,140            28,310,587             28,783,491
                                                                ----------------      ----------------       ----------------

          Total costs and expenses ........................           61,959,892           105,929,050            125,597,022
                                                                ----------------      ----------------       ----------------

OPERATING INCOME ..........................................            6,633,016               695,019              2,236,569
                                                                ----------------      ----------------       ----------------

OTHER INCOME (EXPENSE):
   Interest income (expense) ..............................                  372               (10,374)               (48,463)
   Others, net ............................................              229,140               110,384               (181,499)
                                                                ----------------      ----------------       ----------------

         Total other income (expense), net ................              229,512               100,010               (229,962)
                                                                ----------------      ----------------       ----------------

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS ....            6,862,528               795,029              2,006,607
                                                                ----------------      ----------------       ----------------

INCOME TAX EXPENSE:
   Current ................................................              208,585                 4,562              1,618,916
   Deferred ...............................................           10,496,954             3,177,005              1,145,660
                                                                ----------------      ----------------       ----------------

          Total income tax expense ........................           10,705,539             3,181,567              2,764,576
                                                                ----------------      ----------------       ----------------

NET (LOSS) FROM CONTINUING OPERATIONS .....................           (3,843,011)           (2,386,538)              (757,969)

DISCONTINUED OPERATIONS
   Loss from discontinued segment, including
     no gain on disposal ..................................                   --                    --              1,982,764
                                                                ----------------      ----------------       ----------------
                                                                              --                    --              1,982,764
                                                                ----------------      ----------------       ----------------

NET LOSS ..................................................           (3,843,011)           (2,386,538)            (2,740,733)
                                                                ----------------      ----------------       ----------------

OTHER COMPREHENSIVE (LOSS) INCOME:
   Foreign currency translation ...........................              (35,736)            1,165,289                589,512
                                                                ----------------      ----------------       ----------------

COMPREHENSIVE LOSS  .......................................     $     (3,878,747)     $     (1,221,249)      $     (2,151,221)
                                                                ================      ================       ================

NET LOSS PER COMMON SHARE:
   Basic ..................................................     $        (18.71)      $         (11.86)      $         (15.23)
                                                                ================      ================       ================
   Diluted ................................................     $        (18.71)      $         (11.86)      $         (15.23)
                                                                ================      ================       ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic ..................................................             205,428                201,308                179,937
                                                                ================      ================       ================
   Diluted ................................................             205,428.               201,308                179,937
                                                                ================      ================       ================


                                 The notes are an integral part of these
                                    consolidated financial statements.






                                                             PPOL, INC.

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                    CUMULATIVE                           TOTAL
                                           COMMON STOCK              ADDITIONAL       OTHER                           SHAREHOLDERS'
                                                                      PAID-IN      COMPREHENSIVE     ACCUMULATED        EQUITY
                                      SHARES         AMOUNT           CAPITAL       (LOSS)GAIN         DEFICIT         (DEFICIT)
                                    -----------     -----------     -----------     -----------      -----------      -----------

Balance, April 1, 2004 ........         179,937             180       3,380,173         316,307       (8,988,638)      (5,291,978)

Capital contribution from
   majority shareholder .......              --              --       2,912,564              --               --        2,912,564

Foreign currency
   translation adjustment .....              --              --              --         589,512               --          589,512

Net loss ......................              --              --              --              --       (2,740,733)      (2,740,733)
                                    -----------     -----------     -----------     -----------      -----------      -----------

Balance, March 31, 2005 .......         179,937             180       6,292,737         905,819      (11,729,371)      (4,530,635)

Issuance of common stock ......          25,491              25      10,196,491              --               --       10,196,516

Return of capital to Green
   Capital ....................              --              --      (1,967,092)             --               --       (1,967,092)

Foreign currency
   translation adjustment .....              --              --              --       1,165,289               --        1,165,289

Net loss ......................              --              --              --              --       (2,386,538)      (2,386,538)
                                    -----------     -----------     -----------     -----------      -----------      -----------

Balance, March 31, 2006 .......         205,428             205      14,522,136       2,071,108      (14,115,909)       2,477,540

Foreign currency
   translation adjustment .....              --              --              --         (35,736)              --          (35,736)

Net loss ................... ..              --              --              --              --       (3,843,011)      (3,843,011)
                                    -----------     -----------     -----------     -----------      -----------      -----------

Balance, March 31, 2007 .......         205,428             205      14,522,136       2,035,372      (17,958,920)      (1,401,207)
                                    ===========     ===========     ===========     ===========      ===========      ===========


                                    The notes are an integral part of these consolidated financial statements.




                                                      PPOL, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                    MARCH 31, 2007    MARCH 31, 2006    MARCH 31, 2005
                                                                    --------------    --------------    --------------
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
   Net loss ....................................................     $ (3,843,011)     $ (2,386,538)     $ (2,740,733)
                                                                     ------------      ------------      ------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED FOR)
   PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization .............................        2,588,159         3,421,770         4,377,326
     Loss on sales/disposal of property, equipment and .........          118,569           323,151            66,687
       software
     Loss on sale of investment ................................               --                --            21,060
     Deferred income taxes .....................................       10,496,954         3,177,005         1,145,660

CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS:
     Restricted cash ...........................................          562,461        13,400,765        (4,946,574)
     Trade accounts receivables ................................          134,201           853,211        (1,023,287)
     Inventories ...............................................        1,870,237        (1,052,521)        1,341,728
     Advance payments ..........................................               --           897,446        (1,055,392)
     Deferred costs ............................................       38,893,197        16,287,827        10,960,350
     Prepaid expenses and other current assets .................          852,097          (652,112)         (556,454)

   INCREASE (DECREASE) IN LIABILITIES:
     Accounts payable, including related parties ...............       (2,123,471)       (7,828,340)        1,735,891
     Advances received .........................................          (35,118)       (2,079,238)          923,571
     Advances received--Cube ...................................         (562,461)      (13,400,765)        4,946,574
     Deferred revenue ..........................................      (50,228,006)      (23,525,932)      (12,462,083)
     Income taxes payable ......................................          (29,120)         (941,359)          (14,718)
     Other current liabilities .................................         (165,608)       (1,195,234)          400,462
                                                                     ------------      ------------      ------------

       Total adjustments .......................................        2,372,091       (12,314,326)        5,860,801
                                                                     ------------      ------------      ------------

       Net cash (used for) provided by operating activities ....       (1,470,920)      (14,700,864)        3,120,068
                                                                     ------------      ------------      ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Proceeds from sale of property, equipment and software ......           52,166            22,792           365,886
   Purchase of property, equipment and software ................          (54,430)         (275,780)       (7,164,787)
   Investment in Object Innovation .............................               --                --          (300,000)
   Proceeds from sale of Object Innovation .....................               --                --           278,940
   Net (increase) decrease in deposits and other assets ........          347,675         3,317,382            11,826
                                                                     ------------      ------------      ------------

       Net cash provided by (used for) investing activities ....          345,411         3,064,394        (6,808,135)
                                                                     ------------      ------------      ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from loan payable - related party ..................               --                --         1,115,760
   Capital contribution by majority shareholder -
     Discontinued Operations ...................................               --                --         2,912,564
   Return of Capital ...........................................               --        (1,967,092)               --
   Loans repaid ................................................               --        (1,115,760)               --
   Proceeds from stock issuance ................................               --        10,196,516                --
                                                                     ------------      ------------      ------------

       Net cash provided by financing activities ...............               --         7,113,664         4,028,324
                                                                     ------------      ------------      ------------

EFFECTS OF EXCHANGE RATE .......................................          (16,821)         (867,854)         (416,276)
                                                                     ------------      ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................       (1,142,330)       (5,390,660)          (76,019)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................        6,616,877        12,007,537        12,083,556
                                                                     ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .........................     $  5,474,547      $  6,616,877      $ 12,007,537
                                                                     ============      ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid ...............................................     $         --      $      5,575      $     19,000
                                                                     ============      ============      ============

   Income taxes paid ...........................................     $     44,254      $    974,810      $  2,457,000
                                                                     ============      ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(See Note 7 - Green Capital and Forval)


                      The notes are an integral part of these consolidated financial statements.

                                   PPOL, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION:

         PPOL, Inc. ("PPOL" or the "Company" or "we") (Formerly Diversified Strategies, Inc.), incorporated on May 19, 1993 in California, is primarily engaged in sales of multi-functional telecommunications equipment called SF-70 and U-Phone. The Company distributes SF-70 and U-Phone throughout Japan through a direct marketing system from January 1, 2006, and a network marketing system, previously. The Company has a network of registered distributors located throughout Japan that introduce purchasers to the Company. The Company operates in one operating segment. Using SF-70 and U-Phone, the Company provides original telecommunication services called "UU Online," including SF-70 and U-Phone bulletin board and mail services. The Company also provides various other on-line services through UU Online such as sales of products and services.

     PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of PPOL, Inc., and its wholly owned subsidiaries, AJOL Co., Ltd. ("AJOL"), K.K. U-Service ("USC") and Gatefor, Inc. ("Gatefor"), which are all Japanese corporations. Gatefor was disposed on March 31, 2005 and USC was merged into AJOL on December 28, 2005. See Notes 3 and 8 for additional information on USC and Gatefor. All significant intercompany balances and transactions have been eliminated upon consolidation.

     VARIABLE INTEREST ENTITIES:

         PPOL has adopted Financial Accounting Standards Board Interpretation No. 46(R) "Consolidation of Variable Interest Entities (revised December 2003) - an Interpretation of ARB No. 51" ("FIN46(R)") for the year ended March 31, 2004. The Company must consolidate variable interest entities ("VIE") if it has been deemed the primary beneficiary of such entities. During the years ended March 31, 2007 and 2006, we were not the primary beneficiary of any VIEs.

     BASIS OF PRESENTATION:

         The Company's present and past subsidiaries in Japan have all maintained their records and prepared their financial statements in accordance with accounting principles generally accepted in Japan. Certain adjustments and reclassifications have been incorporated in the accompanying financial statements to conform to accounting principles generally accepted in the United States of America ("US GAAP"). These adjustments were not recorded in the statutory books of account. The principal adjustments relate to accounting for: (1) revenue and related cost adjustments, (2) compensated absences, and (3) deferred assets and liabilities. The accounts of PPOL, on a stand alone basis, are maintained in accordance with US GAAP.

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

     TRANSLATION OF FOREIGN CURRENCY:

         Our subsidiaries' functional currency is the Japanese Yen and PPOL's reporting currency is the United States Dollar. The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52," Foreign Currency Translation." Assets and liabilities are translated at the exchange rate as of the respective balance sheet dates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in shareholders' equity (deficit). Foreign currency transaction gains and losses are included in determining net income.

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

     TRADE ACCOUNTS RECEIVABLE:

         We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due-accounts based on the contractual terms of the receivables, and our relationships with and economic status of our customers. At March 31, 2007 and 2006, no allowance for doubtful accounts was necessary.

     FINANCIAL INSTRUMENTS:

         The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, trade accounts receivable, accounts payable, and advance payments approximate their fair values as of March 31, 2007 and 2006 due to the short maturity of these instruments.

     INVENTORIES:

         Inventories, consisting of purchased merchandise for resale, are valued at the lower of cost (which is determined by the weighted average method) or market, including provisions for obsolescence. Inventories are shown net of an allowance for obsolescence of $2,934,452 and $1,409,906, as of March 31, 2007 and 2006, respectively.

     PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost. Depreciation is computed using the straight line and declining-balance methods at rates based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or intended lease term, including renewal options, and range from 3 to 15 years. Maintenance and repairs, including minor renewals and betterments, are expensed as incurred.

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

     STOCK-BASED COMPENSATION:

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments" on April 1, 2006. We adopted the Modified Prospective Method in which compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

         Previously, PPOL had accounted for its employee stock-based compensation plans using an intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense was recognized. Thus, the Company utilized only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," that applied to APB 25 and related interpretations in accounting for its Stock Option Plan and did not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties.

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

         Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions: average risk free interest rate of 4.35% for 2006 and 4.34% for 2005; dividend yield of 0.0% for 2006, and 2005; average volatility factor of the expected market price of the Company's common stock of 262% for 2006, and 251% for 2005; and an expected life of the options of 10 years for 2006, and 2005. No options were granted in Fiscal 2007 and all previously granted options were fully vested prior to Fiscal 2007.

         Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                     YEARS ENDED MARCH 31:
                                                             ------------------------------------
                                                                  2006                    2005
                                                             ---------------        --------------

Net income (loss) as reported (in thousands $)                    (2,387)               (2,741)
Stock compensation calculated under APB25 (in thousands $)            --                    --
Stock compensation calculated under SFAS 123 (in thousands $)     (1,041)                 (990)
                                                                  ------                ------
Pro forma (in thousands $)                                        (3,428)               (3,731)
Basic earnings per share as reported                              (11.86)               (15.23)
Pro forma                                                         (17.03)               (20.74)
Diluted earnings per share as reported                            (11.86)               (15.23)
Pro forma                                                         (17.03)               (20.74)


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

         On March 8, 2007, the Company filed a Current Report on Form 8-K under item 8.01, Other Events which reported the approval by written consents of the holders of a majority of the outstanding shares of common stock of the Company on that day, among other resolutions by the Board of Directors, the Spin-Off of AJOL from the Company. SFAS No. 144 requires us to an recognize an impairment loss, if any, when the asset is disposed of, if the carrying amount of the asset (disposal group) exceeds its fair value in addition to any impairment losses required to be recognized while the asset is classified as held and used. The Company has determined that the carrying amount of the asset is below the fair market value of assets to be disposed of.

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

     RESEARCH AND DEVELOPMENT EXPENSE:

         Research and development costs are charged to expense when incurred. They are a component of selling, general and administrative expenses. Research and development expenses for the years ended March 31, 2007, 2006, and 2005 were $0, $2,120,249, and $279,204, respectively.

     SHIPPING AND HANDLING COSTS:

         Shipping and handling costs are included in selling, general and administrative expenses. The amount of shipping and handling costs for the fiscal years ended March 31, 2007, 2006, and 2005 was $474,569, $966,909, and $1,166,912, respectively.

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

     COMPREHENSIVE INCOME:

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Other comprehensive income (loss), and accumulated other comprehensive income, (loss) for the Company for the years ended March 31, 2007, 2006 and 2005 was primarily from the effects of foreign currency translation adjustments.

     EARNINGS PER SHARE:

         The Company reports both basic loss per share, which is based on the weighted average number of common shares outstanding and diluted net loss per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares.

         Stock options to purchase approximately 13,000 shares of common stock during fiscal 2007, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted loss per common share because PPOL had a loss in the fiscal years ended March 31, 2007, 2006 and 2005 and therefore, the effect on dilutive loss per common share would have been anti-dilutive.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         INCOME TAXES

         In June 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes ("FIN 48"). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 commencing on April 1, 2007 for PPOL. There was no impact of this interpretation on our consolidated financial statements.

         FAIR VALUE MEASUREMENTS

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the fiscal year commencing on April 1, 2008, for PPOL. There is no impact of SFAS 157 on our Consolidated Financial Statements.

         In February 2008, the FASB issued Staff Position 157-b, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until April 1, 2009, for PPOL.

         ACCOUNTING CHANGES AND ERROR CORRECTIONS

         In June 2006, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which changed the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements, change in accounting estimate, and justification of a change in accounting principle on the basis of preferability.

         EFFECTS OF PRIOR YEAR MISSTATEMENTS

         In September 2006, the Securities and Exchange Commission ("the Commission") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

         SAB 108 became effective as of the end of our fiscal year ended March 31, 2007, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

         BUSINESS COMBINATIONS

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective April 1, 2009, for PPOL and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

         NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders' equity. SFAS 160 is effective April 1, 2009 for PPOL and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

(2) GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses during the last three years, negative cash flows from operations of $1,470,920 and $14,700,864 for the years ended March 31, 2007 and 2006, respectively, and, as of March 31, 2007, had a working capital deficit of $5,852,282 and an accumulated deficit of $17,958,320. The majority of income before income taxes in recent years is attributed to the release of deferred revenue and related costs that are being recognized as income and expense for financial accounting purposes. Deferred revenues and related costs are attributable to (1) shipments of our MOJICO machines in prior periods and (2) on-line service fee subscriptions and renewals. Shipments of our MOJICO machines have been negligible during the years ended March 31, 2007 and 2006.

         During the year ended March 31, 2006, the Company changed from a network marketing plan (Network) method to a direct marketing plan (Direct) method. Under the Network method and through the influence and guidance of Yoshihiro Aota, a member of our Board of Directors, the Company generated significant sales of its MOJICO machines. These sales generated significant cash and deferred revenues and costs for the Company. After changing to a direct sales method, however, the Company's sales of its MOJICO have effectively ceased. Further, Mr. Aota has become the chief executive officer of U-World Co., Ltd., a wholly owned subsidiary of K.K. Seagull, a direct competitor of the Company which utilizes a network marketing plan similar to the Company's previous marketing plan. U-World is a related party through Mr. Aota who is a member of the Board of Directors of both entities.

         Management has been able to adjust the Company's organizational structure to substantially reduce selling, general and administrative costs and the liquidation of deferred costs and deferred revenues will not consume or provide any cash.

         Further, as discussed in detail in Note 12,on February 16, 2007, the Board unanimously approved the divestiture and Spin-Off of its wholly owned operating subsidiary, AJOL, to the Company's shareholders. Following the Spin-Off, the Company will acquire the status of a public shell corporation with no operating business, and will seek merger, acquisition, or other business opportunities. As of the filing date of these consolidated financial statements, the Spin-Off was not completed. Accordingly, the financial statements do not treat AJOL as a discontinued operation.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

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

         Gatefor, Inc. ("Gatefor") was incorporated in Japan on June 16, 2004. PPOL was the sole shareholder of 30,000 shares of Gatefor common stock or 100% of the issued and outstanding stock of Gatefor. Gatefor was created to implement a strategy of the Company and was to act as the distributor of US and European sourced technologies into Japan. With Gatefor, the Company had two operating segments: 1) network communications through sales of SF-70 and U-Phone and related services by AJOL and 2) technology sales by Gatefor. These segments were determined based on the nature of products and services and their respective channels of distribution. On March 31, 2005, the Company sold its entire interest in Gatefor to Forval Corporation, PPOL's majority shareholder up to such date. Thus, at March 31, 2005, the Company again operates in one reportable business segment. See Note
         (8), related party transactions.

         Revenues and pretax loss from Gatefor approximated $270,000 and $1,980,000, respectively, during the fiscal year ended March 31, 2005. There is no income tax benefit from the pretax loss of Gatefor as it is not likely PPOL can utilize such losses to offset future income. See Note (7) for further information.

(4) CONCENTRATION OF CREDIT RISK:

         Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables and cash and cash equivalents. The Company collects a significant portion of payments from the ultimate customers through intermediaries. One intermediary comprised 87.1% and 83.7% of accounts receivable at March 31, 2007 and 2006, respectively. The Company maintains cash deposits with major Japanese and U.S. banks. The Company periodically assesses the financial conditions of the institutions and believes that the risk of any loss is minimal.

(5) PROPERTY AND EQUIPMENT AND SOFTWARE:

         Property and equipment and software consisted of the following:

                                                      YEAR ENDED MARCH 31:
                                                 ----------------------------
                                                    2007              2006
                                                 -----------      -----------

         Leasehold improvements ............     $   135,944      $   101,709
         Office equipment ..................       1,374,333        1,952,094
         Less: accumulated depreciation ....      (1,265,283)      (1,605,889)
                                                 -----------      -----------
         Property & Equipment, net .........     $   244,994      $   447,914
                                                 ===========      ===========

         Software ..........................     $ 6,081,563      $ 9,252,781
         Less: accumulated amortization ....      (2,447,097)      (3,081,735)
                                                 -----------      -----------
         Software, net .....................     $ 3,634,466      $ 6,171,046
                                                 ===========      ===========

         Depreciation and amortization of property and equipment and software totaled $2,588,159, $3,421,770, and $4,377,326 for the years ended
         March 31, 2007, 2006 and 2005, respectively.

(6) FINANCING ARRANGEMENTS:

         On March 31, 2007, the Company had a $4,239,947 line of credit with a bank. This line of credit was never used and had expired on August 31, 2007 and was not renewed, thereafter. On March 31, 2005, the Company borrowed $1,115,760 and an additional $275,115 from a shareholder at 2.375% interest. The loan was repaid in full on June 2, 2005.

         Additional financing arrangements are discussed under Note 8 under Common Stock Offering.

(7) INCOME TAXES:

         PPOL files stand-alone tax returns in the US as it is not permitted to file consolidated tax returns with its Japanese subsidiary, AJOL. In Japan, AJOL files its own separate tax returns. Income taxes imposed by the national, prefecture and municipal governments of Japan resulted in a normal statutory tax rate of approximately 40.69%. The deferred tax assets expected to be reversed in or after the year ending March 31, 2005 are calculated at the new effective tax rate of 40.7%. PPOL, on a stand-alone basis, does not conduct revenue generating activities. Its primary source of income has been and will continue to be dividends from AJOL for the foreseeable future. Thus, PPOL on a stand-alone basis is not expected to have any taxable income unless it receives dividends from its operating subsidiaries. At March 31, 2006, PPOL has net operating loss carry forwards of approximately $1.2 million and $2.5 million for federal and California reporting purposes, respectively, expiring through March 31, 2025. PPOL has provided a 100% valuation allowance on such loss carryforwards as it is not likely that it can utilize such losses to offset income in the future.

                                                                                  INCOME TAXES
                                       INCOME BEFORE      ---------------------------------------------------------------
                                       INCOME TAXES            CURRENT               DEFERRED                TOTAL
                                   --------------------   ------------------    -------------------    ------------------
              2007
                   Japan           $          7,424,490   $            3,236    $        10,496,954    $       10,500,190
                   US                          (561,962)             205,349                     --               205,349
                                   --------------------   ------------------    -------------------    ------------------
                                   $          6,862,528   $          208,585    $        10,496,954    $       10,705,539
                                   ====================   ==================    ===================    ==================

              2006
                   Japan           $          2,406,023   $            3,762    $         3,177,005    $        3,180,767
                   US                        (1,610,994)                 800                     --                   800
                                   --------------------   ------------------    -------------------    ------------------
                                   $            795,029   $            4,562    $         3,177,005    $        3,181,567
                                   ====================   ==================    ===================    ==================
              2005
                   Japan           $          4,452,928   $        1,581,475    $         1,145,660    $        2,727,135
                   US                        (2,446,321)              37,441                     --                37,441
                                   --------------------   ------------------    -------------------    ------------------
                                   $          2,006,607   $        1,618,916    $         1,145,660    $        2,764,576
                                   ====================   ==================    ===================    ==================


         A reconciliation between the statutory tax rate and the effective income tax rate is as follows:

                                                          YEAR ENDED             YEAR ENDED              YEAR ENDED
                                                        MARCH 31, 2007         MARCH 31, 2006          MARCH 31, 2005
                                                      -------------------    --------------------    -------------------

        Normal statutory tax rate..............               40.7%                  40.7%                  40.7%
        Valuation reserve of deferred tax assets             108.4                     --                     --
        Entertainment and other non-deductible
           expenses...........................                 0.2                   17.4                   18.8
        Effect of non-deductibility of US losses               8.1                   82.5                   49.6
        Effect on non-deductibility of
           acquired entity's losses............                 --                  122.1                     --
        Foreign currency translation...........                (.5)                 137.0                   23.0
        Other..................................               (1.0)                    .5                    5.7
                                                      -------------------    --------------------    -------------------
        Effective tax rate.....................              155.9%                 400.2%                 137.8%
                                                      ===================    ====================    ===================




         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                    MARCH 31, 2007            MARCH 31, 2006
                                                                ----------------------    ----------------------
              Deferred tax assets (liabilities):

                 Deferred revenues........................       $          14,026,940     $          34,396,031
                 Deferred costs...........................                  (9,905,227)              (25,674,935)
                 Excess of accrued bonus.................                       12,072                    21,660
                 Resort membership admission fees........                           --                   254,473
                 Accrued compensated absences............                        8,023                    17,697
                 Excess depreciation and amortization....                       22,088                    33,022
                 Inventory write-down....................                    1,175,216                   573,689
                 Net operating losses                                        1,809,256                   816,784
                 Others..................................                      309,475                    58,533
                                                                ----------------------    ----------------------

                 Net deferred tax assets - Japan.........                    7,457,843                10,496,954
                                                                ----------------------    ----------------------

                 Net operating losses....................                    1,533,022                 1,305,828
                                                                ----------------------    ----------------------

                 Net deferred tax assets - US............                    1,533,022                 1,305,828
                                                                ----------------------    ----------------------

                 Net deferred tax assets - combined......                    8,990,865                11,802,775

                 Valuation allowance.....................                   (8,990,865)               (1,305,828)
                                                                ----------------------    ----------------------

                     Total deferred tax assets...........       $                   --    $           10,496,954
                                                                ======================    ======================

         Management believes that it is more likely than not that the deferred tax assets attributable to operations in Japan will not be realized through future earnings, tax planning or future reversals of existing temporary differences with the exception of certain nominal items. Accordingly, a valuation allowance is recorded for all Japanese deferred tax assets as it is considered more likely to not be realized as of March 31, 2007. At March 31, 2006, all items were considered to be more likely than not to be realizeable, and no valuation allowance was recorded.

         The increase in deferred tax assets from fiscal 2006 to 2007 in the United States is entirely from net operating losses of PPOL on a stand-alone basis in fiscal 2007. PPOL does not have any revenue sources other than through its subsidiary in Japan. As it is our intention to reinvest earnings for future growth, management is uncertain of the realization of the tax benefit associated with deferred tax assets attributable to net operating losses in the United States. Accordingly, there is a 100% valuation allowance for losses incurred in the United States at March 31, 2007 and 2006. The valuation allowance increased by $7,685,037 and $655,513 between March 31, 2007 to 2006, and March 31, 2006 and 2005, respectively. At March 31, 2007, PPOL's net operating loss carry forward was approximately $3,700,000 in the U.S. expiring through 2027 and $7,000,000 in Japan, expiring through 2012.

 (8) RELATED PARTY TRANSACTIONS:

         GREEN CAPITAL

         On May 30, 2005, the Company completed the acquisition of K.K. U Service, a Japanese corporation ("USC") based in Tokyo, Japan pursuant to a Purchase Agreement dated May 30, 2005, by and between the Company, USC and K.K. Green Capital, a Japan corporation (the Seller or Green Capital). The Company purchased all of the issued and outstanding shares of USC for $3,522,000. Seller is the majority investor in Foster Strategic Investment Partnership (FSIP), a Singapore partnership, which owns approximately 10,547,594 shares of the Company's common stock, representing approximately 51.34% of the Company's issued and outstanding stock. The following summarizes the assets acquired and liabilities assumed in connection with this acquisition:


                  Current assets                               $        899,000
                  Deposits                                            1,455,000
                  Intangibles                                            84,000
                                                               ----------------
                       Total assets acquired                          2,438,000
                  Liabilities assumed                                  (883,000)
                                                               ----------------
                  Net assets acquired                          $      1,555,000
                                                               ================

         By virtue of the Seller's relationship with FSIP, it has been determined that PPOL and USC are de facto entities under common control. Accordingly, we have accounted for the acquisition of USC in a manner that is similar to the pooling method to comply with paragraph 11 of Financial Accounting Standards Board's Statement of Financial Accounting Standards Statement No. 141 Business Combinations. For accounting purposes, the excess of purchase price over the net assets of USC, $1,967,092, was treated as a return of capital to Green Capital.

         ADVANCED COMMUNICATIONS

         During Fiscal 2007 and 2006, PPOL entered into the following transactions with Advanced Communications K.K.("AC"), a Japanese corporation that is 79.55% owned by Green Capital:

                                                2007           2006
                                            ------------     -----------

         Inventory purchases ...........     $   124,387     $12,123,000
         Information technology services       6,807,496      13,925,000
         Other transactions, net .......        (141,098)             --
                                             -----------     -----------
                                             $ 6,790,785     $26,048,000
                                             ===========     ===========

         Information technology services in Fiscal 2006, includes $2,120,000 in research and development activities for the enhancement of our U-Phones' functional features.

         At March 31, 2007 and 2006, PPOL's net accounts payable to AC was $511,584 and none, respectively.

         SEAGULL

         During Fiscal 2007, 2006 and 2005, PPOL entered into the following transactions with K.K. Seagull (Seagull), a Japanese corporation and shareholder of 926,956 shares the Company's common stock:

                                             2007          2006          2005
                                          ----------    ----------    ----------
         Sales promotion activities       $   20,296    $5,197,000    $7,434,765
         Events planning and production           --     1,451,000     1,831,345
         Other                                    --       212,000       732,149
                                          ----------    ----------    ----------
                                          $   20,296    $6,860,000    $9,988,259
                                          ==========    ==========    ==========

         At March 31, 2007, 2006 and 2005, PPOL had payables to Seagull of $0, $0, and $803,838, respectively.

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

         The Company and OI were parties to a certain Exclusive Distribution Agreement, dated May 26, 2004 (the "Exclusive Distribution Agreement"), which agreement the Company assigned (the "Assignment") to Gatefor pursuant to that certain Exclusive Distribution Right License Agreement (the "Distribution Right License Agreement"), dated October 1, 2004, between the Company and Gatefor. In connection with the Assignment, OI and Gatefor entered into a revised letter of understanding, dated August 11, 2004 (the "Revised Letter of Understanding"), providing for, among other things, OI's right to purchase 5% of the equity of Gatefor and certain payments to be made by Gatefor to OI.

         In furtherance of the Purchase Agreement, the Company sold to Forval the Gatefor Shares and the OI Shares, and assigned to Forval the Company's receivable from Gatefor (the "Gatefor Receivable") in the principal amount of $1,643,000, plus accrued interest. The Purchase Agreement valued the Gatefor and OI Shares at approximately $1,395,000, and $279,000, respectively.

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

         For accounting purposes, the transaction described in the preceding paragraph, the difference, $2,912,564, between the sum of amount of Forval's cancellation of the Company's debt plus accrued interest, approximately $143,000 cash consideration, combined with approximately $930,000 deemed non-refundable and PPOL's net book value in Gatefor immediately preceding the transaction was accounted for as a capital contribution from the then majority shareholder, Forval.

         A Special Committee (the "Committee") of independent directors of the Company's Board of Directors was formed to review the terms and conditions of the Purchase Agreement. The Committee approved the Company's execution, delivery and performance of the Purchase Agreement. Following the consummation of the Purchase Agreement, the independent directors and non-independent directors, prior to the consummation of this transaction, resigned from the Board of Directors.

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

         UMBA

         The Company has received $0, $9,779,145, and $11,166,622 during the years ended March 31, 2007, 2006 and 2005, respectively, in service fee income from UMBA for providing certain administrative services in connection with their insurance operations.

         At March 31, 2007, 2006 and 2005, PPOL had no receivables or payables to UMBA.

         U-World

         PPOL made product sales of $367,351 and $0 and had earned service revenues of $1,153,759 and $299,662 from U-World and were billed $1,105,935 and $1,509,921 for services provided by them during the fiscal years ended March 31, 2007 and 2006, respectively. There were no transactions between PPOL and U-World during the fiscal year ended March 31, 2005. At March 31, 2007, our net accounts payable to U-World was $21,717. At March 31, 2006,our net receivables from U-World was $70,088.

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



         Pursuant to the Stock Purchase Agreements, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement"), dated May 30, 2005, with each of the four Investors, which granted "piggy-back" registration rights to the Investors. Pursuant to the Registration Rights Agreement, if the Company at any time files a registration statement (other than a Form S-4 or Form S-8 registration statement) with the Commission under the Act, Registrant agrees to use its best efforts to include in such registration statement such shares of the Investors' Common Stock as the Investors may request, subject to the terms and conditions of the Registration Rights Agreement.

         The Company used the proceeds from the above noted sale of equity securities to purchase 100% of the issued and outstanding common stock of K.K. U Service, a Japanese corporation.

         The CEO of PPOL, at the time of the offering, ia also the Representative Director of K.K. H.I. Consultants.

         OTHER

         Prior to his employment as CFO with PPOL, Inc., which began on March 31, 2005, Richard Izumi served the Company as a consultant through his consulting company, ECO2 Pacific Partners, LLC. We paid ECO2 Pacific Partners, LLC $225,000 in the year ending March 31, 2005.

         Tax services were performed by an accounting firm whose principal officer is the spouse of our Chief Financial Officer. The Company paid $9,850, $8,000 and $12,000 to Izumi & Co. for tax planning and compliance related matters in the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

(9) STOCK OPTIONS:

         The Company established a stock option plan in March 2004 (the "2004 Plan"). In accordance with the 2004 Plan, the Company is authorized to issue incentive stock options and non-qualified stock options for up to 20,000 shares of the Company's post reverse stock split (see Note 11) common stock to employees, directors and consultants.

         A total of 12,200 post reverse stock split, options were granted to employees on March 25, 2004 which vested 100% on March 25, 2006 (options cliff vest two years after the grant date) and expire on March 25, 2014 (ten years after the grant date). 800 post reverse stock split options were granted to two outside directors of PPOL in fiscal 2005. Such options became fully vested during fiscal 2006. A summary of the Company's stock option plan activity is presented below for the fiscal year ended March 31, 2005:. There have been no stock option plan activities in the years ended March 31, 2007 and 2006.


                                                               WEIGHTED AVERAGE
                                                     OPTIONS    EXERCISE PRICE
                                                     -------   ----------------
  Outstanding at March 31, 2004................       12,200         $ 400
    Granted...................................           800           400
    Exercised.................................            --            --
    Forfeited.................................            --            --
    Expired...................................            --            --
                                                      ------         -----
 Outstanding at March 31, 2005................        13,000         $ 400
                                                      ======         =====
         The following table summarizes information about the stock options outstanding and exercisable at March 31, 2007:

                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                ---------------------------------------------   -------------------
                                         AVERAGE    WEIGHTED               WEIGHTED
    YEAR        RANGE OF                REMAINING    AVERAGE                AVERAGE
   OPTIONS      EXERCISE               CONTRACTUAL  EXERCISE               EXERCISE
   GRANTED       PRICES      OPTIONS       LIFE       PRICE     OPTIONS      PRICE
------------    ---------    -------   -----------  ---------   -------    --------

2004..........   $ 400        12,200       7.00       $ 400      12,200     $ 400
2005..........     400           800       7.25         400         800       400
2006..........      --            --         --          --          --        --
2007..........      --            --         --          --          --        --
                              ------       ----       -----      ------     -----
Total                         13,000       7.02       $ 400      13,000     $ 400
                              ======       ====       =====      ======     =====

          As of March 31, 2007, there was no unrecognized compensation cost related to stock options outstanding. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

(10) CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         During the fourth quarter of 2006, PPOL has determined it has made an error in prior periods in its application of accounting principles. The error involved the reporting of revenues gross as a principal when we should have reported them net as an agent as our involvement in such transactions was not as their primary obligor and we did not any economic risk of carrying inventory or credit risk. The impact of the accounting error was to overstate both sales and cost of sales by $2,223,959 for the year ended March 31, 2005. Prior year information has been restated to conform to current year presentation.

         For financial reporting purposes, this error has been accounted for as a prior period adjustment in accordance with APB Opinion 20, Accounting Changes. There was no effect of this correction on income before income taxes and discontinued operations, net (loss) income and net (loss) earnings per common share during the year ended March 31, 2005.


(11) REVERSE STOCK SPLIT:

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

(12) SPIN-OFF OF AJOL

         On February 16, 2007, the Board of Directors unanimously approved a transaction involving the separation of the Company's wholly-owned subsidiary, AJOL, by authorizing the issuance of shares of common stock of AJOL owned by the Company to the stockholders of the Company in proportion to each stockholder's percentage ownership in the Company (the "Spin-Off"). In authorizing the foregoing, the Board considered that the Company's business is operated exclusively in Japan through AJOL, and that there is relatively little or no interest in the Company and its common stock and AJOL in the United States. The Board also considered that a majority of the Company's shareholders reside in Japan. The Board also believes that shareholders of the Company could maximize the value of their shares in the Company by directly holding shares in AJOL, in addition to continuing holding shares in the Company. The Board also considered that AJOL would be in a position to seek and obtain private issuer status in the United States following the Spin-Off, thereby allowing AJOL to seek suspension of any reporting obligations to the Commission which it would following the Spin-Off. The Board also concluded that the Spin-Off will allow AJOL to more effectively and efficiently focus on its business in Japan. Based on the foregoing, the Board authorized the transaction whereby the Company will seek divestiture of and Spin-Off AJOL to the stockholders of the Company, pro rata. Following the Spin-Off, the stockholders of the Company will continue to own the same number of shares in the Company that they held pre Spin-Off, and will in addition own AJOL shares in proportion to their percentage ownership in the Company. Following the Spin-Off, the Company will acquire the status of a public shell corporation with no operating business, and will seek merger, acquisition or other business opportunities. The effective date of the Spin-Off and the record date for stockholders to be eligible to receive AJOL shares in the Spin-Off will be determined by the Board, as appropriate, and will be subject to the filing and effectiveness of a registration statement with the SEC, registering the AJOL shares. The Board can provide no assurance that a public market or any market for the AJOL shares or the Company's shares, either in Japan or the United States, will develop or exist or at what price following the Spin-Off.

         At March 31, 2007, and through the filing of this Form 10-K, the Spin-Off was not completed. The financial information included herein does not treat AJOL as a discontinued operation as of March 31, 2007 as AJOL will be treated as the spinnor and surviving entity for accounting purposes even though PPOL will be the spinnor and surviving entity for legal purposes. Additionally the current shareholders of PPOL will continue to be shareholders of AJOL after the Spin-Off, we believe the treatment of AJOL as a continuing operation to be the most appropriate accounting recognition under the given circumstances. It will also provide the reader with more comparable year to year performance information.

         Condensed stand alone balance sheet for PPOL as of March 31, 2007 and 2006 follows:

                                                      2007          2006
                                                      ----          ----

         Current assets                          $   152,720   $   857,022
         Investment in AJOL                          253,392       253,392
         Other assets                                  4,409         8,245
                                                 -----------   -----------

              Total assets                       $   410,521   $ 1,118,659
                                                 ===========   ===========

         Current liabilities                     $    52,110   $   161,715
         Notes payable to AJOL                       168,777            --
                                                 -----------   -----------
              Total liabilities                      220,887       161,715

         Capital stock and
           additional-paid-in-capital             14,522,341    14,522,341
         Accumulated other comprehensive income    2,344,055     2,344,055
         Accumulated deficit                     (16,676,762)  (15,909,452)
                                                 -----------   -----------

              Total shareholders' equity             189,634       956,944
                                                 -----------   -----------

              Total liabilities and
                shareholders' equity             $   410,521   $ 1,118,659
                                                 ===========   ===========


         Condensed stand alone statement of operations for PPOL for the years ended March 31, 2007, 2006 and 2005 follows:

                                                      2007          2006          2005
                                                      ----          ----          ----

         Service fee income from AJOL            $   309,171   $        --   $        --
         Dividend income from AJOL                        --            --     1,185,253
         General and administrative expenses        (892,521)   (1,519,760)   (2,379,002)
         Other income (expense), net                  20,567       (91,234)      (67,319)
         Income tax expense                         (205,349)         (800)      (37,441)
                                                 -----------   -----------   -----------

              Net loss                           $  (768,132)  $(1,611,794)  $(1,298,509)
                                                 ===========   ===========   ===========


(13) CERTIFICATELESS/ELECTRONIC BOOK ENTRY OWNERSHIP

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

(14) COMMITMENTS AND CONTINGENCIES:

         COMMITMENTS

         PPOL leases certain operating facilities and equipment under noncancelable operating leases expiring at various dates through 2009. Rent expense for fiscal years ended March 31, 2007, 2006, and 2005 were approximately $337,612, $1,081,212, and $997,150, respectively.
         Additionally, the Company has various professional consulting service contracts in effect which collectively require payments in the future.

         At March 31, 2007 minimum non-cancelable payments to be made in the future are as follows:

                     YEAR ENDING              OPERATING            CONSULTING
                      MARCH 31,                 LEASES              SERVICES
              -----------------------    -------------------    ----------------

                     2008                    $   239,160         $    75,327
                     Thereafter                    9,900                  --

          CONTINGENCIES

          On October 17, 2005, PPOL's ultimate majority shareholder, Green Capital, filed an action against Capital Aid, Inc., a Japan corporation, and Messrs. Hiroshi Shibakawa, Kenji Nakamura, Yoshiyuki Okamura, Yoshiteru Sazanami, Hiroshi Matsuo, Tokuji Koga and Chizuko Koga (the "Ide Group"), in Tokyo District Court (case no. (wa) 2005-20878) to recover PPOL common share stock certificates (the "PPOL Certificates") registered in the name of Foster Strategic Investment Partnership ("FSIP"), and beneficially owned by Green Capital. The Ide Group maintains physical possession of the PPOL Certificates. Green Capital has alleged in its lawsuit that 1) the Ide Group purchased the PPOL Certificates from a person who was not the owner therefore (or has any right or interest therein); and 2) did not constitute a bona fide purchaser thereof, as such is provided under the Article 131-2 of the Commercial Code of Japan, Green Capital is entitled to the remedy of repossession of the PPOL Certificates at issue. The Ide Group, in turn, has countersued Green Capital, Green Capital's then-CEO, PPOL, PPOL's and AJOL's directors, PPOL's operating subsidiary, AJOL, and Nobuo Takada, a former director and CEO of PPOL, for $9.2 million (1.056 billion yen) plus interest. In its countersuit, the Ide Group alleges Takada had tricked them into buying the PPOL Certificates and borrowing money from them, using the PPOL Certificates as collateral. The Ide Group has alleged in its countersuit that each named counter-defendant conspired with Takada in a series of alleged unlawful and improper transactions resulting in the Ide Group's purchase of the PPOL Certificates and loan to Takada. At the time of the alleged series of transactions, Takada was neither a director nor officer of PPOL or AJOL. Green Capital has also contacted the Tokyo Metropolitan Police Department and has filed a criminal complaint against Nobuo Takada for alleged embezzlement of the PPOL Certificates registered in the name of FSIP and beneficially owned by Green Capital. Green Capital, Green Capital's then-CEO, PPOL, PPOL's and AJOL'S directors, and PPOL's operating subsidiary, AJOL have all denied knowledge of any of the alleged transactions and any improper conduct associated with such alleged transactions. Based, in part, on the advice of counsel, management believes the ultimate resolution of this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

QUARTERLY INFORMATION
(Unaudited)
Quarter Ended                         June 30       September 30     December 31       March 31          Total

Fiscal year ended March 31, 2007
Revenue                            $  20,520,541    $  17,961,325    $  16,304,648   $  13,806,394   $  68,592,908
Gross profit                       $  12,738,369    $  12,366,453    $  11,536,134   $   9,553,919   $  46,194,875
Net income (loss)                  $  (9,891,385)   $   2,291,900    $   2,060,084   $   1,696,390   $  (3,843,011)
Basic earnings per share           $      (48.15)   $       11.16    $       10.03   $        8.25   $      (18.71)
Diluted earnings per share         $      (48.15)   $       11.16    $       10.03   $        8.25   $      (18.71)

Fiscal year ended March 31, 2006
Revenue                            $  31,844,425    $  27,195,437    $  25,069,610   $  22,514,597   $ 106,624,069
Gross profit                       $  23,013,837    $  19,260,034    $  17,728,385   $  16,206,829   $  76,209,085
Net income (loss)                  $  (3,042,260)   $  (1,175,874)   $     135,638   $   1,695,958   $  (2,386,538)
Basic earnings (loss) per share    $      (16.12)   $       (5.72)   $        0.66   $        9.32   $      (11.86)
Diluted earnings per share         $      (16.12)   $       (5.72)   $        0.66   $        9.32   $      (11.86)






                                       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                      FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005


                                  BEGINNING          ADDITIONS            NON-CASH                               ENDING
                                   BALANCE           CHARGED TO         (REDUCTIONS)                            BALANCE
       DESCRIPTION                 ACCRUAL             INCOME           OR ADDITIONS         REVERSAL           ACCRUAL
---------------------------    ----------------    ---------------    -----------------   ---------------    ---------------

Provision for doubtful
   receivable
       2007............                                        --                   --                                  (0)
       2006............                    (0)                 --                   --               --                 (0)
       2005............                    (0)                 --                   --               --                 (0)

Provision for inventory
   obsolescence
       2007............            $1,409,906          $1,707,494           $   29,961     $   (212,909)      $  2,934,452
       2006............            $   50,316                  --           $1,400,170     $    (40,580)      $  1,409,906
       2005............            $  130,757                  --           $   (4,000)    $    (76,441)      $     50,316
